Form 10-Q
period 1996-06-30
EQUINOX SYSTEMS INC
filed 1996-07-23
CIK 772465

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-21450


                              EQUINOX SYSTEMS INC.
               (Exact name of Company as specified in its charter)


         FLORIDA                                             59-2268442
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    ONE EQUINOX WAY
    SUNRISE, FLORIDA                                         33351-6709
(Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code:  (954) 746-9000.

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Number of shares of the Common Stock of Equinox Systems Inc. issued and outstanding as of
July 19, 1996: 3,847,047.


                           The Exhibit is on page 15.


                                  Page 1 of 15

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                        THREE MONTHS ENDED JUNE 30, 1996



                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
    June 30, 1996 and December 31, 1995....................................3

Condensed Consolidated Statements of Income
    Three and six months ended June 30, 1996 and 1995......................4

Condensed Consolidated Statements of Cash Flows
    Six months ended June 30, 1996 and 1995................................5

Notes to Condensed Consolidated Financial Statements.......................7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................8



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............11

Item 5. Other Information.................................................11

Item 6. Exhibits and Reports on Form 8-K..................................13

Signature Page............................................................14




                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                            JUNE 30,         DECEMBER 31,
                                                              1996              1995
                                                          -----------        ----------
                                ASSETS                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.............................      13,430            13,607
   Marketable securities.................................         --                507
   Accounts receivable...................................       2,853             3,597
   Inventories...........................................       5,135             4,139
   Deferred income taxes.................................       1,134             1,166
   Prepaid expenses and other assets.....................         464               404
                                                          -----------        ----------
    Total current assets.................................      23,016            23,420
                                                          -----------        ----------

PROPERTY AND EQUIPMENT, at cost                                 5,034             4,824
   Less-accumulated depreciation and amortization........     (1,512)           (1,220)
                                                                3,522             3,604
                                                          -----------        ----------
                                                               26,538            27,024
                                                          ===========        ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable......................................       1,630             2,721
   Accrued expenses......................................       1,683             2,069
   Deferred service contract revenue.....................         127               227
   Accrued income taxes..................................         724               554
                                                          -----------        ----------
    Total current liabilities............................       4,164             5,571
                                                          -----------        ----------

DEFERRED INCOME TAXES....................................         136               168
                                                          -----------        ----------
SHAREHOLDERS' EQUITY:

   Common stock..........................................          38                39
   Additional paid-in capital............................      13,377            13,777
   Retained earnings.....................................       8,823             7,469
                                                          -----------        ----------
    Total shareholders' equity...........................      22,238            21,285
                                                          -----------        ----------
                                                               26,538            27,024
                                                          ===========        ==========


        The accompanying notes are an integral part of these statements.




                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (In thousands, except per share amounts)



                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------       ---------------------------------
                                           1996                1995                1996                1995
                                      -------------       -------------       -------------       -------------
NET SALES............................ $       6,092       $       4,016       $      12,178       $       8,681
COST OF SALES........................         3,160               2,186               6,276               4,509
                                      -------------       -------------       -------------       -------------
   Gross profit......................         2,932               1,830               5,902               4,172
                                      -------------       -------------       -------------       -------------
OPERATING EXPENSES:
   Research and development..........           627                 519               1,271               1,013
   Selling, general and
   administrative....................         1,339               1,290               2,690               2,638
                                      -------------       -------------       -------------       -------------
 Total operating expenses.........            1,966               1,809               3,961               3,651
                                      -------------       -------------       -------------       -------------
    Income from operations...........           966                  21               1,941                 521
OTHER INCOME.........................           129                 166                 243                 312
                                      -------------       -------------       -------------       -------------
    Income before income taxes.......         1,095                 187               2,184                 833
PROVISION  FOR INCOME TAXES..........           415                  75                 830                 320
                                      -------------       -------------       -------------       -------------

    Net income....................... $         680       $         112       $       1,354       $         513
                                      =============       =============       =============       =============

INCOME PER SHARE -- PRIMARY:
    Net income....................... $        0.17       $        0.03       $        0.34       $        0.12
                                      =============       =============       =============       =============
    Weighted average common and
    common equivalent shares
    outstanding......................         4,067               4,236       $       4,028               4,224
                                      =============       =============       =============       =============

INCOME PER SHARE -- ASSUMING
FULL DILUTION:
    Net income....................... $        0.17       $        0.03       $        0.34       $        0.12
                                      =============       =============       =============       =============
    Weighted average common and
    common equivalent shares
    outstanding......................         4,067               4,254       $       4,041               4,233
                                      =============       =============       =============       =============

        The accompanying notes are an integral part of these statements.




                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................. $      1,354       $         513
                                                                           -------------       -------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation..........................................................          292                 180
    Provision for doubtful accounts and anticipated
    sales returns.........................................................         (124)                (67)
    Provision for warranty costs..........................................           91                  74
    Provision for deferred taxes..........................................            -                 308
    Amortization of deferred service contract
    revenue...............................................................         (291)               (346)
    Imputed compensation on stock options.................................           16                   -
   (INCREASE) DECREASE IN:
    Accounts receivable...................................................          868                 789
    Inventories...........................................................         (996)               (982)
    Prepaid expenses and other assets.....................................          (60)               (225)
   INCREASE (DECREASE) IN:
    Accounts payable......................................................       (1,091)             (1,571)
    Accrued expenses......................................................         (477)               (893)
    Deferred service contract revenue.....................................          191                284
    Accrued income taxes..................................................          234                (32)
                                                                           ------------       -------------
    Total adjustments.....................................................       (1,347)             (2,481)
                                                                           -------------       -------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES................................................................            7             (1,968)
                                                                           -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities....................................             -             (1,000)
    Maturities of marketable securities...................................          507              1,267
    Purchases of capital assets...........................................         (210)               (312)
                                                                           -------------       -------------

NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES........................................................... $         297       $        (45)
                                                                           -------------       -------------


                                   (Continued)



                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)



                                                                               SIX MONTHS ENDED JUNE 30,
                                                                           --------------------------------
                                                                                   1996                1995
                                                                           ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised........................................... $        152       $         211
        Repurchase of common stock........................................        (633)               (142)
                                                                           ------------       -------------
NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES................................................................        (481)                  69
                                                                           ------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................        (177)             (1,944)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD....................................................................       13,607              12,744
                                                                           ------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................ $     13,430       $      10,800
                                                                           ============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Income taxes paid................................................. $        612       $          51
                                                                           ============       =============



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

      During 1996 and 1995,the Company realized income tax benefits of approximately $66,000 and $55,000 in connection with the exercise of stock options by certain current and former employees.


        The accompanying notes are an integral part of these statements.

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        In the opinion of the Company, its financial statements contain all material adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position and results of operations. Results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

        The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1995, included in the Form 10-K.

(2)     INCOME PER SHARE

        Income per share is computed using the treasury stock method and is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options.


(3)     INVENTORIES

        Inventories consist of the following as of June 30, 1996 and December 31, 1995 (in thousands):

                                             1996                    1995
                                        ---------------         ---------------

Raw materials.......................... $         1,388         $         1,258
Work-in-progress.......................             522                     503
Finished goods.........................           3,225                   2,378
                                        ---------------         ---------------

                                        $         5,135         $         4,139
                                        ===============         ===============


(4)     COMMON STOCK - STOCK REPURCHASE PROGRAM

        In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. Repurchases may be made from time to time, subject to prevailing conditions, in open market or privately negotiated transactions. During 1995, the Company repurchased 254,100 shares of its common stock in the open market for an aggregate purchase price of approximately $1,918,000. During 1996, the Company repurchased an additional 82,500 shares of its common stock for approximately $633,000. Accordingly, to date, the Company has repurchased a total of 336,600 shares at a purchase price of approximately $2,551,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

        NET SALES. Net sales for the quarter increased to $6.1 million in 1996 from $4.0 million in 1995, an increase of $2.1 million, or 52%. Sales of Serial I/O products increased to $4.0 million in 1996 from $2.3 million in 1995, an increase of $1.7 million, or 74%, primarily due to greater sales volumes to distributors which increased 62%. Additionally, sales to OEM customers, principally the Hewlett-Packard Company (HP), increased 94%.

        In 1995, the Company entered into an OEM agreement with HP and began supplying its SuperSerial products for use in HP's new HP9000 D-Class servers (launched by HP during January 1996). Although this agreement does not provide for any future purchase commitments, based on orders to date as well as preliminary forecasts received from HP, management believes that sales to HP will continue to represent at least 10% of 1996 total net sales. Additionally, the Company continues to pursue several other potential OEM customers. Although the Company believes there are future growth opportunities relating to existing and potential OEMs, sales to OEM customers (including HP) are difficult to predict as they fluctuate along with the demand for the OEM's final product, over which the Company has little or no control.

        Sales of Data Switching Systems and Terminal Servers, collectively, increased to $2.1 million in 1996 from $1.7 million in 1995, an increase of $0.4 million, or 24%. This increase is attributable to higher direct sales of Data Switching Systems as well as increased sales of Terminal Servers through the Company's distributors. Management believes that the market for Data Switching Systems will decline over time. Additionally, competitive pressures, primarily related to pricing, may inhibit the Company's ability to sustain its recent growth in the Terminal Server market.

        COST OF SALES. Cost of sales for the quarter increased to $3.2 million in 1996 from $2.2 million in 1995, an increase of $1.0 million, or 45% primarily due to higher net sales. As a percentage of net sales, cost of sales decreased to 52% from 54% in 1995 primarily as a result of greater absorbed overhead due to higher production volume.

        The Company's gross margin is dependent, in part, on production volume as well as product and channel mix which historically fluctuates from period to period. Increased sales to OEM's may negatively impact the Company's future gross margin, as OEM sales are typically priced lower due to volume expectations as well as limited sales/support requirements. Additionally, as more of the Company's customer base transition from the older Serial I/O products (Megaport/Megaplex) to the newer Serial I/O products (SST), future margins may be negatively impacted due to the aggressive pricing of the SST line.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $0.6 million in 1996 from $0.5 million in 1995, an increase of $0.1 million, or 21%, primarily due to increased personnel. As a percentage of net sales, research and development expenses decreased to 10% in 1996 from 13% in 1995 due to the increase in net sales. Research and development costs are charged to expense as incurred.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses were $1.3 million in 1996 and 1995. As a percentage of net sales, SG&A expenses decreased to 22% in 1996 from 32% in 1995 due to the increase in net sales.

        INCOME FROM OPERATIONS. Income from operations for the quarter increased to $1.0 million in 1996 from $21,000 in 1995, an increase of $1.0 million, primarily as the result of the Company's increased sales and gross profit partially offset by increased operating expenses. As a percentage of net sales, income from operations increased to 16% in 1996 from 1% in 1995.

        OTHER INCOME. Other income, which primarily includes interest income, decreased $37,000 due to lower invested cash balances. As a percentage of net sales, other income decreased to 2% in 1996 from 4% in 1995 primarily as a result of the Company's increased sales.

        PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter increased to $0.4 million in 1996 from $0.1 million in 1995, an increase of $0.3 million, primarily as a result of the Company's increased income from operations. The effective rate for the combined Federal and state tax provision was 38% in 1996 and 40% in 1995.

        NET INCOME. Net income for the quarter increased to $0.7 million in 1996 compared to $0.1 million in 1995, an increase of $0.6 million, primarily as the result of the Company's increased sales and gross profit partially offset by higher operating expenses. As a percentage of net sales, net income increased to 11% in 1996 from 3% in 1995.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

        NET SALES. Net sales for the six months increased to $12.2 million in 1996 from $8.7 million in 1995, an increase of $3.5 million, or 40%. Sales of Serial I/O Products increased to $8.0 million from $5.1 in 1995, an increase of $2.9 or 57%, primarily due to greater sales volume to distributors which increased 33%. Additionally, sales to OEM customers (principally HP) increased 114%.

        Sales of Data Switching Systems and Terminal Servers, collectively increased to $4.2 million in 1996 from $3.6 million in 1995, an increase of $0.6 million or 17%. This increase is attributable to higher direct sales of Data Switching Systems and increased volume of Terminal Servers through the Company's distributors. Management believes that the market for Data Switching Systems will decline over time. Additionally, competitive pressures, primarily related to pricing, may inhibit the Company's ability to sustain its growth in the Terminal Server market.

        COST OF SALES. Cost of sales for the six months increased to $6.3 million from $4.5 million in 1995, an increase of $1.8 million or 39% primarily due to higher net sales. As a percentage of net sales, cost of sales was 52% in 1996 and 1995.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months increased to $1.3 million from $1.0 million in 1995, an increase of $0.3 million or 25% primarily due to increased personnel. As a percentage of net sales, research and development expenses decreased to 10% in 1996 from 12% in 1995 primarily due to the increase in net sales. Research and development costs are charged to expense as incurred.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the six months increased to $2.7 million from $2.6 million, an increase of $0.1 million or 2%. As a percentage of net sales, SG&A expenses decreased to 22% in 1996 from 30% in 1995 due to the increase in net sales.

        INCOME FROM OPERATIONS. Income from operations for the six months increased to $1.9 million from $0.5 million in 1995, an increase of $1.4 million primarily due to increased sales and gross profit partially offset by increased operating expenses. As a percentage of net sales, income from operations increased to 16% in 1996 from 6% in 1995.

        OTHER INCOME. Other income, which includes interest income, decreased to $0.2 million from $0.3 million in 1995, a decrease of $0.1 million or 22%, primarily due to lower invested cash balances in the first half of 1996.

        PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the six months increased to $0.8 million from $0.3 million, an increase of $0.5 million primarily as a result of the Company's increased income from operations. The effective rate for the combined Federal and state tax provision was 38% in 1996 and 1995.

        NET INCOME. Net income for the six months increased to $1.4 million in 1996 from $0.5 million in 1995, an increase of $0.9 million or 164%. As a percentage of net sales, net income increased to 11% in 1996 from 6% in 1995, primarily as a result of increased sales and gross profit partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital was $18.9 million at June 30, 1996, compared with $17.8 million at December 31, 1995. Cash and cash equivalents were $13.4 million at June 30, 1996, compared with $13.6 million at December 31, 1995. Net cash provided by operating activities was $7,000 during the six months ended June 30, 1996. This was primarily due to net income offset by an increase in inventory and reductions in accounts receivable, accounts payable and accrued expenses. To avoid losing sales opportunities, the Company has increased safety stock levels to address the increasing popularity of the Company's new SuperSerial products combined with the continued (although declining) demand for the Company's older products (Megaport, Megaplex, etc.). Net cash provided by investing activities was $0.3 million during the period, primarily due to maturities of marketable securities partially offset by purchases of capital assets. Net cash used in financing activities was $0.5 million primarily due to repurchases of common stock. (See below for further discussion). As of June 30, 1996, the Company had no material commitments for capital expenditures.

        In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. Repurchases may be made from time to time, subject to prevailing conditions, in open market or privately negotiated transactions. During 1995, the Company repurchased 254,100 shares of its common stock in the open market for an aggregate purchase price of approximately $1,918,000. During 1996, the Company repurchased an additional 82,500 shares of its common stock for approximately $633,000. Accordingly, to date, the Company has repurchased a total of 336,600 shares at a purchase price of approximately $2,551,000.

        Management believes that cash on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

POTENTIAL FLUCTUATIONS IN FINANCIAL RESULTS

        Most of the Company's customers order products for immediate delivery and, therefore, a substantial amount of the Company's net sales in each quarter result from orders booked that quarter. Accordingly, the Company's quarterly net sales and operating results may vary significantly as a result of, among other things, the volume and timing of orders received during a quarter, variations in sales mix, increased competition, announcements or introductions of new products by the Company or its competitors, changes in costs of components, delays in production schedules and changes in economic or other conditions affecting customers or end users of the Company's products. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that the Company's financial results may vary from period to period, which may result in significant fluctuations in the stock price of the Company.

                           PART II - OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      (a) On June 20, 1996, the Company held its Annual Meeting of the Shareholders.

      (b)      Not required.

      (c) At the Annual Meeting, shareholders voted for the election of directors and the approval of an amendment to the Company's 1993 Stock Option Plan (the "Plan"). The amendment was to increase the number of shares of the Company's common stock reserved for issuance under the Plan from 650,000 to 800,000. The shareholders elected all nominated directors in an uncontested election and also approved the amendment to the Plan by the following votes:

         DIRECTORS
         ---------
                                         FOR           WITHHELD   ABSTENTIONS    BROKER NON-VOTES
                                         ---           --------   -----------    ----------------
         William A. Dambrackas           3,504,805     117,600         -                 -
         Mark Kacer                      3,503,523     118,882         -                 -
         Charles A. Reid                 3,504,905     117,500         -                 -
         Robert F. Williamson, Jr.       3,504,805     117,600         -                 -


         AMENDMENT TO 1993 STOCK OPTION PLAN
         -----------------------------------
                                         FOR           WITHHELD   ABSTENTIONS    BROKER NON-VOTES
                                         ---           --------   -----------    ----------------
                                         2,486,670     935,135       14,066          186,534


      (d)      Not applicable



ITEM 5.        OTHER INFORMATION

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company.

        The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results throughout 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GENERAL BUSINESS AND ECONOMIC CONDITIONS

        General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely distributors, may be impacted by weak economic conditions and, as a result, may reduce inventory levels of products purchased from the Company. Although the Company does not consider its business to be highly seasonal, the historical quarterly trends reflected over the last two years may, in fact, be adversely affected by general economic conditions both domestically and abroad and may or may not continue.

COMPETITION

        The markets for the Company's products are intensely competitive. The Company's products compete both with other technologies as well as similar products manufactured by other companies, some of which have more extensive research and development, manufacturing, marketing and product support capabilities as well as greater financial, technological and other resources than the Company. The Company believes that its ability to compete depends on a number of factors, including product quality and reliability, performance, price, product delivery, service and support and name recognition. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors.

PRODUCT SHORTAGES

        The competitiveness of the industry requires that the Company fulfill many of its orders within a very short time period (typically within one week after receipt of order). Should the Company be unable to fulfill orders on a timely basis due to inaccurate forecasting by the Company or shortages at its suppliers, orders could be canceled and placed with a competitor.

        Additionally, certain important components used in the Company's products presently are available from one or a limited number of sources. Also, most of the Company's product lines currently are manufactured for the Company by one contractor for each product line. The inability to obtain sufficient quantities of sole or limited source components as required, or to develop alternative sources of supply for components or alternative sources to manufacture its finished products, could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business.

EXPOSURE TO NATURAL DISASTERS

        The Company's headquarters facility, as well as certain of its turn-key manufacturers are located in areas prone to natural disasters, specifically hurricanes. In August 1992, Hurricane Andrew caused extensive damage to the Company's former headquarters facility and the majority of the Company's assets. While the Company recovered quickly from this disaster, it believes that its operating results and financial condition could be adversely affected should another natural disaster strike its current facility, any of its turn-key manufacturers, or any of its major customers.

TECHNOLOGICAL CHANGES

        The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development requiring ongoing expenditures for research and development and the timely introduction of new products. To remain competitive, the Company must respond effectively to technological changes by continuing to enhance and improve its existing products and by successfully developing and introducing new products. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements or introductions by others.

PROPRIETARY RIGHTS

        The Company relies primarily upon the technical expertise and creative skills of its personnel, rather than patents and copyrights, to develop and maintain its competitive position. However, there can be no assurance that competitors will not develop products or technology that are equivalent or superior to those of the Company or that the safeguards on which the Company relies will be adequate to protect its interests. In addition, it is common in the computer industry for companies to seek to assert claims for infringement of their patents or proprietary rights. Although no such claims are pending against the Company, there can be no assurance that these claims will not be made or that, if made, any license that might be needed by the Company will be available on commercially reasonable terms.

DISTRIBUTION AND OEM RISKS

        The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. The loss or ineffectiveness of certain of the Company's distributors and/or OEM customers could have a material adverse effect on the Company's operating results.

        International distributor sales are denominated and transacted in U.S. dollars and are subject to risks common to export activities, including governmental regulation, trade barriers and fluctuating currency exchange rates (which affects the competitiveness of U.S. products sold abroad). In addition, the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has not experienced any difficulty in conducting export sales, including obtaining necessary export licenses. There can be no assurance, however, that these or other factors affecting international sales will not adversely affect the Company's future operating results.

PRODUCT RETURNS, PRICE PROTECTION AND WARRANTIES

        As is typical in the computer industry, the Company's distributors may be entitled to return inventory to the Company for stock rotation purposes and receive credit against other purchases on terms relating to price and volume negotiated with Company. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. The Company's 3-5 year limited warranty permits customers to return any product for repair or replacement if the product does not perform as warranted. There can be no assurance that product returns, price protection and warranty claims will not have a material adverse effect on the Company's future operating results. The Company seeks to continually introduce new and enhanced products which could result in higher product returns and warranty claims due to the risks inherent in the introduction of such products.

DEPENDENCE ON KEY PERSONNEL

        William A. Dambrackas, the Company's Chairman and Chief Executive Officer, Robert F. Gintz, the Company's Vice President, Development, and Mark Kacer, the Company's Vice President, Finance and Administration, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit 11.0 - Computation of Income Per Share

               (b) During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EQUINOX SYSTEMS INC.



                                       /S/ MARK KACER
                                       -----------------------------------
                                       MARK KACER, Chief Financial Officer
                                       (Principal Financial Officer)



DATE: JULY 23, 1996
      -------------