Form 10-Q
period 1996-09-30
EQUINOX SYSTEMS INC
filed 1996-10-17
CIK 772465

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such report(s)), and (2) has been subject to such filling requirements for the past 90 days. Yes X No

         Number of shares of the Common Stock of Equinox Systems Inc. issued and outstanding as of October 17, 1996: 3,853,108.


                            The Exhibit is on page 15.

===============================================================================

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1996


                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
    September 30, 1996 and December 31, 1995...............................3

Condensed Consolidated Statements of Income
    Three and nine months ended September 30, 1996 and 1995................4

Condensed Consolidated Statements of Cash Flows
    Nine months ended September 30, 1996 and 1995..........................5

Notes to Condensed Consolidated Financial Statements.......................7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................................8



PART II - OTHER INFORMATION


Item 5. Other Events......................................................11

Item 6. Exhibits and Reports on Form 8-K..................................13

Signature Page............................................................14


                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                           SEPTEMBER 30,               DECEMBER 31,
                                                                               1996                        1995
                                                                        -------------------         -------------------
                                ASSETS                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents........................................... $            13,690         $            13,607
   Marketable securities...............................................               1,050                         507
   Accounts receivable.................................................               3,225                       3,597
   Inventories.........................................................               4,365                       4,139
   Deferred income taxes...............................................               1,103                       1,166
   Prepaid expenses and other assets...................................                 451                         404
                                                                        -------------------         -------------------
    Total current assets...............................................              23,884                      23,420
                                                                        -------------------         -------------------

PROPERTY AND EQUIPMENT, at cost                                                       5,129                       4,824
   Less-accumulated depreciation.......................................              (1,666)                     (1,220)
                                                                                      3,463                       3,604
                                                                        -------------------         -------------------
                                                                        $            27,347         $            27,024
                                                                        ===================         ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.................................................... $             1,580         $             2,721
   Accrued expenses....................................................               1,793                       2,069
   Deferred service contract revenue...................................                 194                         227
   Accrued income taxes................................................                 665                         554
                                                                        -------------------         -------------------
    Total current liabilities..........................................               4,232                       5,571
                                                                        -------------------         -------------------

DEFERRED INCOME TAXES..................................................                 106                         168
                                                                        -------------------         -------------------
SHAREHOLDERS' EQUITY:
   Common stock........................................................                  39                          39
   Additional paid-in capital..........................................              13,415                      13,777
   Retained earnings...................................................               9,555                       7,469
                                                                        -------------------         -------------------
    Total shareholders' equity.........................................              23,009                      21,285
                                                                        -------------------         -------------------
                                                                        $            27,347         $            27,024
                                                                        ===================         ===================


        The accompanying notes are an integral part of these statements.

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (In thousands, except per share amounts)



                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                  ----------------------------------       ----------------------------------
                                                      1996                 1995                1996                 1995
                                                  -------------        -------------       -------------       --------------
NET SALES........................................ $       6,554        $       5,355       $      18,732       $       14,036
COST OF SALES....................................         3,370                2,858               9,646                7,367
                                                  -------------        -------------       -------------       --------------
   Gross profit..................................         3,184                2,497               9,086                6,669
                                                  -------------        -------------       -------------       --------------
OPERATING EXPENSES:
   Research and development......................           674                  524               1,945                1,537
   Selling, general and administrative...........         1,453                1,514               4,143                4,152
                                                  -------------        -------------       -------------       --------------
    Total operating expenses.....................         2,127                2,038               6,088                5,689
                                                  -------------        -------------       -------------       --------------
    Income from operations.......................         1,057                  459               2,998                  980

OTHER INCOME.....................................           124                  188                 367                  500
                                                  -------------        -------------       -------------       --------------
    Income before income taxes...................         1,181                  647               3,365                1,480
PROVISION  FOR INCOME TAXES......................           449                  259               1,279                  579
                                                  -------------        -------------       -------------       --------------

    Net income................................... $         732        $         388       $       2,086       $          901
                                                  =============        =============       =============       ==============

   Earnings per common and common
   equivalent share ............................. $        0.18        $        0.09       $        0.51       $         0.21
                                                  =============        =============       =============       ==============
    Weighted average common and common
    equivalent shares outstanding................         4,097                4,267               4,080                4,232
                                                  =============        =============       =============       ==============

        The accompanying notes are an integral part of these statements.

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------
                                                                                  1996                      1995
                                                                           -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................. $             2,086       $               901
                                                                           -------------------       -------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation..........................................................                 446                       287
    Provision for doubtful accounts and anticipated sales returns.........                 208                       391
    Provision for warranty costs..........................................                 146                       126
    Provision for deferred taxes..........................................                   1                       309
    Amortization of deferred service contract revenue.....................                (584)                     (546)
    Imputed compensation on stock options.................................                  16                        33
   (INCREASE) DECREASE IN:
    Accounts receivable...................................................                 164                        10
    Inventories...........................................................                (226)                     (587)
    Prepaid expenses and other assets.....................................                 (47)                     (282)
   INCREASE (DECREASE) IN:
    Accounts payable......................................................              (1,141)                   (1,149)
    Accrued expenses......................................................                (422)                     (276)
    Deferred service contract revenue.....................................                 551                       543
    Accrued income taxes..................................................                 200                        87
                                                                           -------------------       -------------------
    Total adjustments.....................................................                (688)                   (1,054)
                                                                           -------------------       -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......................               1,398                      (153)
                                                                           -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities....................................              (1,050)                   (1,500)
    Maturities of marketable securities...................................                 507                     3,013
    Purchases of capital assets...........................................                (305)                   (1,026)
                                                                           -------------------       -------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......................     $          (848)       $              487
                                                                           -------------------       -------------------


                                                    (Continued)

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (Continued)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------
                                                                                    1996                      1995
                                                                           -------------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock options exercised............................................... $               166       $               294
    Repurchase of common stock............................................                (633)                     (560)
                                                                           -------------------       -------------------

NET CASH USED IN FINANCING ACTIVITIES.....................................                (467)                     (266)
                                                                           -------------------       -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................                  83                        68
                                                                           -------------------       -------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD....................................................................              13,607                    12,744
                                                                           -------------------       -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................ $            13,690       $            12,812
                                                                           ===================       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid..................................................... $             1,077       $               189
                                                                           ===================       ===================



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    During 1996 and 1995, the Company realized income tax benefits of approximately $89,000 and $88,000 in connection with the exercise of stock options by certain current and former employees.


        The accompanying notes are an integral part of these statements.

                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (UNAUDITED)

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

   In the opinion of the Company, its financial statements contain all material adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position and results of operations. Results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

   The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1995, included in the Form 10-K.

(2)      INCOME PER SHARE

   Income per share is computed using the treasury stock method and is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options.


(3)      INVENTORIES

   Inventories consist of the following as of September 30, 1996 and December 31, 1995 (in thousands):

                                             1996                    1995
                                        ---------------         ---------------
Raw materials.......................... $         1,405         $         1,258
Work-in-progress.......................             331                     503
Finished goods.........................           2,629                   2,378
                                        ---------------         ---------------
                                        $         4,365         $         4,139
                                        ===============         ===============


(4)      COMMON STOCK - STOCK REPURCHASE PROGRAM

   In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. Repurchases may be made from time to time, subject to prevailing conditions, in open market or privately negotiated transactions. During 1995, the Company repurchased 254,100 shares of its common stock in the open market for an aggregate purchase price of approximately $1,918,000. During the first quarter of 1996, the Company repurchased an additional 82,500 shares of its common stock for approximately $633,000. Accordingly, to date, the Company has repurchased a total of 336,600 shares at a purchase price of approximately $2,551,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES. Net sales for the quarter increased 22% to $6.6 million in 1996 from $5.4 million in 1995. Sales of Serial I/O Products increased 30% to $3.9 million in 1996 from $3.0 million in 1995, primarily due to increased sales volumes to distributors.

     Serial I/O Product sales have also benefitted from the Company's OEM agreement with the Hewlett-Packard Company (HP) under which the Company supplies its SuperSerial products for use in the new HP9000 D-Class servers (launched by HP during January 1996). Although this agreement does not provide for any future purchase commitments, based on orders to date as well as preliminary forecasts received from HP, management believes that sales to HP will continue to represent at least 10% of 1996 total net sales. Additionally, the Company continues to pursue several other potential OEM customers. Although the Company believes there are future growth opportunities relating to existing and potential OEMs, sales to OEM customers (including HP) are difficult to predict as they fluctuate along with the demand for the OEM's final product, over which the Company has little or no control.

Sales of Data Switching Systems and Terminal Servers, collectively, increased 12% to $2.7 million in 1996 from $2.4 million in 1995. This increase is primarily attributable to higher direct sales of Data Switching Systems (including one customer that was accountable for $0.8 million during the quarter) partially offset by a 33% decline in sales of Terminal Servers to distributors. Management believes that the market for Data Switching Systems will decline over time. Additionally, management believes that sales of its current Terminal Server product line may continue to decline until such time as an enhanced version is developed and introduced.

COST OF SALES. Cost of sales for the quarter increased 18% to $3.4 million in 1996 from $2.9 million in 1995, primarily due to higher net sales. As a percentage of net sales, cost of sales decreased to 51% from 53% in 1995 primarily as a result of changes in product and channel mix. (Manufacturing costs for the Company's Data Switching systems, as a percentage of selling price, are lower than the Company's Serial I/O Products).

The Company's gross margin is dependent in part on product and channel mix which historically fluctuates from period to period. Increased sales to OEM's may negatively impact the Company's future gross margin, as OEM sales are typically priced lower due to volume expectations as well as limited sales/support requirements. Additionally, as more of the Company's customer base transitions from its older Serial I/O Products (Megaport/Megaplex) to its newer Serial I/O offering (SST), margins could also be negatively impacted due to somewhat higher product cost of the SST line combined with its aggressive pricing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 29% to $0.7 million in 1996 from $0.5 million in 1995, primarily due to increased personnel. As a percentage of net sales, research and development expenses were 10% in 1996 and 1995. Research and development costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses were $1.5 million in 1996 and 1995. As a percentage of net sales, SG&A expenses decreased to 22% in 1996 from 28% in 1995 primarily due to the increase in OEM sales, which require limited sales or marketing support.

INCOME FROM OPERATIONS. Income from operations for the quarter increased to $1.1 million in 1996 from $0.5 million in 1995, primarily as the result of the Company's increased sales and gross profit partially offset by increased research and development expenses. As a percentage of net sales, income from operations increased to 16% in 1996 from 9% in 1995.

OTHER INCOME. Other income, which includes interest income, decreased $64,000 primarily due to lower interest rates on invested cash balances. As a percentage of net sales, other income decreased to 2% in 1996 from 4% in 1995 primarily as a result of the Company's increased sales.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter increased to $0.4 million in 1996 from $0.3 million in 1995, an increase of $0.1 million, primarily as a result of the Company's increased income from operations. The effective rate for the combined Federal and state tax provision was 38% in 1996 and 40% in 1995.

NET INCOME. Net income for the quarter increased to $0.7 million in 1996 compared to $0.4 million in 1995, an increase of $0.3 million, primarily as the result of the Company's increased sales and gross profit partially offset by higher research and development expenses. As a percentage of net sales, net income increased to 11% in 1996 from 7% in 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES. Net sales for the nine months increased 33% to $18.7 million from $14.0 million in 1995. Sales of Serial I/O Products increased 47% to $11.8 million from $8.0 million in 1995, due to greater sales volume to both of the Company's sales channels. OEM and distribution contributed equally to the year-to-date Serial I/O sales growth. Although the Company has reported increased Serial I/O sales compared to the prior year, sales of these products have remained at approximately the same level in each of the three quarters during 1996.

Sales of Data Switching Systems and Terminal Servers, collectively increased 15% to $6.9 million in 1996 from $6.0 million in 1995. This increase is primarily attributable to higher direct sales of Data Switching Systems (particularly to one customer which accounted for 47% of year-to-date Data Switching Systems revenues) partially offset by a 13% decline in sales of Terminal Servers to distributors. Management does not expect Data Switching Systems sales to that customer to continue at comparable levels.

COST OF SALES. Cost of sales for the nine months increased 31% to $9.6 million from $7.4 million in 1995, primarily due to higher net sales. As a percentage of net sales, cost of sales decreased to 51% from 52% in 1995 primarily due to volume efficiencies as well as product and channel mix.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months increased 27% to $1.9 million from $1.5 million in 1995, primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses decreased to 10% in 1996 from 11% in 1995 primarily due to the increase in net sales. Research and development costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the nine months were approximately $4.1 million in 1996 and 1995. Although the Company has not incurred any incremental SG&A costs in connection with the increased sales for the first nine months of 1996, management expects SG&A costs to increase as the Company grows. As a percentage of net sales, SG&A expenses decreased to 22% in 1996 from 30% in 1995 due to the increase in net sales.

INCOME FROM OPERATIONS. Income from operations for the nine months increased to $3.0 million from $1.0 million in 1995, an increase of $2.0 million primarily due to increased sales and gross profit partially offset by increased research and development expenses. As a percentage of net sales, income from operations increased to 16% in 1996 from 7% in 1995.

OTHER INCOME. Other income, which includes interest income, decreased to $0.4 million from $0.5 million in 1995, a decrease of $0.1 million or 27%, primarily due to lower interest rates on invested cash balances.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the nine months increased to $1.3 million from $0.6 million, an increase of $0.7 million primarily as a result of the Company's increased income from operations. The effective rate for the combined Federal and state tax provision was 38% in 1996 and 39% in 1995.

NET INCOME. Net income for the nine months increased to $2.1 million in 1996 from $0.9 million in 1995, an increase of $1.2 million or 132%. As a percentage of net sales, net income increased to 11% in 1996 from 6% in 1995, primarily as a result of increased sales and gross profit partially offset by higher research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $19.7 million at September 30, 1996, compared with $17.8 million at December 31, 1995. Cash and cash equivalents were $13.7 million at September 30, 1996, compared with $13.6 million at December 31, 1995. Net cash provided by operating activities was $1.4 million during the nine months ended September 30, 1996. This was primarily due to net income offset by reductions in accounts payable and accrued expenses. Net cash used in investing activities was $0.8 million during the period, primarily due to net purchases of marketable securities and purchases of capital assets. Net cash used in financing activities was $0.5 million primarily due to repurchases of common stock (see below for further discussion). As of September 30, 1996, the Company had no material commitments for capital expenditures.

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


ITEM 5.  OTHER EVENTS

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

DEPENDENCE ON KEY PERSONNEL

William A. Dambrackas, the Company's Chairman and Chief Executive Officer, Robert F. Gintz, the Company's Vice President, Development, Mark Kacer, the Company's Vice President, Finance and Administration, and Tom Garrett, the Company's Vice President of Sales, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 11.0 - Computation of Income Per Share

         (b) During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUINOX SYSTEMS INC.


                                        /S/ MARK KACER
                                        ---------------------------------------
                                        MARK KACER, Chief Financial Officer
                                        (Principal Financial Officer)



DATE: OCTOBER 17, 1996