Form 10-K405
period 1996-12-31
EQUINOX SYSTEMS INC
filed 1997-03-28
CIK 772465

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from____________ to_______________

                         Commission file number 0-21450


                              EQUINOX SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                59-2268442
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

             ONE EQUINOX WAY
            SUNRISE, FLORIDA                                      33351-6709
    (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 746-9000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 26, 1997, was approximately $28,962,000 based on a $9.13 closing sale price for the Common Stock quoted on the Nasdaq National Market on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates.

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 26, 1997, was 3,689,833.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

--------------------------------------------------------------------------------


                                 INDEX TO ITEMS
                                 --------------
PART I
------
                                                                                                               PAGE
                                                                                                               ----
Item 1.         Business..........................................................................................3

Item 2.         Properties........................................................................................6

Item 3.         Legal Proceedings.................................................................................6

Item 4.         Submission of Matters to a Vote of Security Holders...............................................6

PART II
-------

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters.........................7

Item 6.         Selected Financial Data...........................................................................8

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................................9

Item 8.         Financial Statements and Supplementary Data......................................................14

Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.............................................................................26

PART III
--------

Item 10.        Directors and Executive Officers of the Registrant...............................................26

Item 11.        Executive Compensation...........................................................................26

Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................26

Item 13.        Certain Relationships and Related Transactions...................................................26

PART IV
-------

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................27

Signatures.......................................................................................................28

                                     PART I

ITEM 1.         BUSINESS

Equinox Systems Inc. ("Equinox" or the "Company") designs and markets products which enhance the data communications capabilities of computer systems. The Company's products include: Serial I/O Products, Terminal Servers and Data Switching Systems.

The applications served by these products include remote access connectivity for Internet, Intranet and private corporate LAN connections along with local and remote connections for multi-user computer systems (such as those used to perform point-of-sale, data entry and data collection functions).

Each of the products is comprised of custom-designed computer software and custom-designed ASIC (application specific integrated circuit) hardware developed by Equinox personnel. Sales, marketing, technical support and service functions are also performed internally but manufacturing is out-sourced to full-service suppliers. The Company sells its products through a worldwide multi-tiered distribution channel, systems integrators and original equipment manufacturers ("OEMs") such as Hewlett Packard, AT&T, NCR, Unisys, Attachmate and General DataComm.

PRODUCTS

SERIAL I/O PRODUCTS

The Company's "SuperSerial" serial I/O products provide economical, high-density, high-performance I/O ports and modem connections for Microsoft Windows NT, Novell NetWare, and UNIX servers using PCI, ISA, EISA or MicroChannel busses. Equinox Serial I/O products range from 2 ports to 128 ports per server bus expansion slot and are available in both fixed configurations and expandable models. They support speeds up to 920 kbps and include sophisticated configuration, management and diagnostic software. Equinox's SuperSerial software drivers are tightly coupled to its ASIC hardware to minimize server performance degradation even under heavy traffic conditions.

In 1996, Equinox introduced its newest remote access product, the SuperSerial Modem Pool. This product integrates the Company's SuperSerial hardware and software with up to 128 standard internal modems of any brand, and efficiently links them to the server's operating system through one bus expansion slot.

The Company's continuing Serial I/O development efforts include further integration of modem/ISDN functionality and enhanced protocol processing to significantly lower the cost and density of bus-based remote access and multi-user computer systems.

TERMINAL SERVERS

The Company's "ELS" Terminal Servers provide economical, high-density, high-performance I/O ports for computer systems on Ethernet LANs using either the Internet standard TCP/IP or LAT protocols. Equinox Terminal Servers range from 8 to 48 ports and are available in both fixed configurations and expandable models.

Similar to the Company's Serial I/O products, the Terminal Server's software features serve both the remote access and multi-user markets and the continuing development efforts also include integration of modem/ISDN functionality and enhanced protocol processing to significantly lower the cost and density of Ethernet-based remote access and multi-user systems.

DATA SWITCHING SYSTEMS

Equinox Data Switching Systems allow interconnectivity among large numbers of serial I/O devices and host computers. They feature a modular design and easily expand to many thousands of ports. Ethernet gateways provide access to host computers on Ethernet networks. High bandwidth T1 links provide wide-area connectivity and local multiplexers allow for extensive, campus-type networks. Full on-line redundancy and sophisticated configuration, management, monitoring and diagnostic software are also included.

The following table illustrates the Company's sales mix over the past three years (certain amounts for 1995 have been reclassified to conform with the current method of presentation). Dollars are in thousands.

                                                  1996                         1995                            1994
                                          ----------------------      -----------------------         -----------------------
                                           NET                         NET                              NET
                                          SALES         % TOTAL        SALES         % TOTAL           SALES          %TOTAL
                                          --------       -------      --------        -------         ---------       -------
Serial I/O Products................       $ 17,043          69%       $ 12,664           63 %         $  12,979           65%
Terminal Servers...................          4,612          19           5,473           27               4,173           21
Data Switching Systems.............          3,124          12           2,085           10               2,892           14
                                          --------       ------       --------        -------         ---------       -------
                                          $ 24,779         100%       $ 20,222          100 %         $  20,044          100%
                                          ========       ======       ========        =======         =========       =======

PRODUCT DISTRIBUTION AND CUSTOMERS

Equinox distributes the majority of its products through a worldwide network of distributors, major system integrators and original equipment manufacturers. Data Switching Systems represent the only product group sold directly to end-users. The Company's distributors, in turn, resell the Company's products to VARs and smaller system integrators. As is typical in the computer industry, the Company's distribution agreements are nonexclusive, and the Company does not preclude its distributors from selling competitive products.

The Company's distributors may be entitled to return inventory to the Company for stock rotation purposes and receive credit against other future purchases. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the original purchase price of products remaining in the distributor's inventory and the Company's reduced prices for such products. The Company also accepts warranty returns from its distributors.

DOMESTIC DISTRIBUTORS. Equinox currently uses approximately 25 national and regional distributors to market its Serial I/O Products and Terminal Servers. Most of the Company's national distributors sell primarily to system integrators and VARs. Regional distributors also serve system integrators and VARs within their local geographic areas. In addition, regional distributors often focus on specialized market segments or applications. The Company's domestic distributors include Tech Data, which represented 15%, 14% and 17% of the Company's total net sales in 1996, 1995 and 1994, respectively.

INTERNATIONAL DISTRIBUTORS. Equinox currently markets its products internationally through approximately 50 independent distributors who resell to customers in over 40 foreign countries. International distributors typically provide technical support and follow-up service directly to their customers. Historically, distributors in Europe have constituted the primary source of the Company's international sales. See Note 11 of Notes to Consolidated Financial Statements, Item 8, for information concerning the Company's net sales by geographic region.

International sales are subject to certain risks common to export activities, including government regulation, trade barriers and fluctuating currency exchange rates. In addition, the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has not experienced any difficulty in conducting export sales, including obtaining necessary export licenses.

OEM CUSTOMERS. The Company's OEM customers typically incorporate the Company's Serial I/O Products in their own product offerings. Whenever possible, the Company works with existing and potential OEM customers in their product development cycles to design and develop product enhancements and new products to meet the OEMs' product requirements. Sales to OEMs typically involve extensive product and system evaluations, and the Company's product shipments are linked to the development cycle and introduction of the OEMs' new systems. The Company's OEM customers include Hewlett-Packard (HP), AT&T, NCR and Unisys. Sales to HP represented 15% of the Company's total net sales in 1996.

MANUFACTURING

The majority of Equinox products are manufactured by independent contractors. The Company has formal agreements with these independent contractors, and such agreements include customary provisions for termination by either party for such events as bankruptcy, merger or nonperformance. These contractors procure all necessary parts and components, assemble finished products and perform quality control testing of finished products. Purchases from these contractors generally are made on the basis of adjustable quarterly production schedules provided by the Company. The Company believes that it benefits from the use of contractors in the manufacture of its products through a reduction of the capital requirements necessary to maintain facilities and equipment to manufacture its entire line of products, a reduction of its headcount and the elimination of the need to stock large inventories of components. Currently, each of the Company's product lines is manufactured by a separate independent contractor. The Company continually reviews and evaluates alternative contractors. In the event that any of its existing contractors were to cease doing business or otherwise become unable to meet the Company's requirements, management believes that the Company would be able to develop alternative sources. If such sources were not immediately available, management believes that the Company could, as it has done in the past, produce limited amounts of its products in-house.

MARKETING AND SALES

The Company's sales and marketing personnel recruit new distributors, support the Company's national and international distributors, market the Company's products to OEMs and major system integrators and participate in trade shows and vendor-specific events.

Equinox advertises in technical trade publications and distributor catalogs, and also participates in cooperative advertising efforts with its distributors. A substantial portion of the Company's marketing efforts and expenditures are directed toward participation in regional, national and international trade shows, including Networld+Interop, PC Expo, Comdex, SCO Forum, and CeBIT. The Company's marketing activities also include distribution of sales and product literature, qualification of sales leads, distribution of newsletters to customers and periodic direct mailings to prospective resellers and end users.

BACKLOG

The Company's customers typically place orders for delivery within a short period of time. As a result, the Company, along with others in the industry, is required to carry sufficient inventory of finished products to meet its own forecast of the near-term demand of its customers, and the Company generally is able to ship within 48 hours. Therefore, the Company does not believe that its backlog is a good indicator of the level of its future sales. At December 31, 1996, the Company's backlog was $1.5 million, compared to $2.2 million at December 31, 1995. All of the Company's backlog at December 31, 1996 is expected to be filled during 1997.

COMPETITION

The remote access and multi-user computer markets are intensely competitive and characterized by continued and rapid technological advances in both hardware and software development. These advances may result in short product life cycles and frequent product performance improvements. Both markets can be significantly affected by product introductions and marketing activities of industry participants.

Essential competitive factors in the overall marketplace for I/O communications products include performance and reliability. Performance of I/O communications products is often expressed in terms of speed (the rate at which data is sent to and received from devices) and throughput (the quantity of data which can be sent to and received from all devices in a given time period). Equinox products incorporate its custom developed proprietary SuperSerial chipsets to perform I/O functions, for which most competitive products generally use "off-the-shelf" components. The Company believes that its SuperSerial chipsets eliminate the degradation in performance and speed which typically occurs in products utilizing off-the-shelf components. Currently, the Company's products can send and receive data at very high transmission rates (up to 920,000 bits per second).

TRADEMARKS AND PATENTS

Due to the rapid pace of innovation in the computer industry, Equinox believes that factors such as the technological and creative skills of its personnel and the ability to design, enhance, market and support new products are more important for establishing and maintaining a leading position within the industry than patent, copyright or other legal protections for its technology. The Company does not hold any patents or copyrights relating to its products or the technology or software incorporated therein. The Company attempts to protect its trade secrets and other proprietary information primarily through agreements with certain of its employees and third parties. However, there can be no assurance that others will not develop products or technology that are equivalent or superior to those of the Company or that the safeguards on which the Company relies will be adequate to protect its interests. The Company has registered the Equinox service mark in the United States and several other countries.

EMPLOYEES

At December 31, 1996, Equinox had a total of 96 full-time employees, of which 24 were engaged in research and development, 21 were engaged in manufacturing, 19 were engaged in sales and marketing, 13 were engaged in technical support and service and 19 were in executive, finance and administrative positions. The Company also employs temporary personnel on an as-needed basis. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

Competition for qualified employees in the Company's industry is intense. To date, the Company has not experienced any material difficulty in recruiting or retaining qualified personnel. However, Equinox believes that its future success will depend in part on its continued ability to recruit, motivate and retain qualified personnel.

ITEM 2.  PROPERTIES

The Company's headquarters and operations occupy a 45,000 square foot building located on 6.5 acres in Sunrise, Florida. The Company owns this facility and believes it is more than adequate to support its present operations. In addition, the site is zoned for the construction of an additional 45,000 square foot facility, which the Company believes should accommodate its growth over the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and other claims arising in the ordinary course of its business. The Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the Nasdaq National Market. The following table sets forth the high and low sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the Nasdaq National Market.

                                       HIGH                     LOW
                                       ----                     ---
     1995
     ----
     First Quarter                  $ 12.00                    $ 6.75
     Second Quarter                   10.00                      7.13
     Third Quarter                    11.50                      7.13
     Fourth Quarter                    8.50                      6.00

     1996
     ----
     First Quarter                 $   9.75                   $  7.38
     Second Quarter                   15.75                      9.25
     Third Quarter                    14.63                      9.75
     Fourth Quarter                   13.00                      8.00


As of March 26, 1997, there were approximately 73 holders of record (and an estimated 2,200 beneficial owners) of the 3,689,833 outstanding shares of Common Stock. The closing sale price for the Common Stock on March 26, 1997 was $9.13.

The Company has not paid cash dividends on its Common Stock during the past three fiscal years, and the Company currently intends to retain any future earnings to finance its operations and the expansion of its business. Therefore, the payment of cash dividends on the Common Stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, capital requirements and financial condition and any other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1996. The selected consolidated financial data as of December 31, 1996, 1995 and 1994 have been derived from the Company's financial statements included in Item 8, which have been audited by Arthur Andersen LLP, independent certified public accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1996, included in
Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                  YEAR ENDED DECEMBER 31,
                                                                1996          1995        1994         1993        1992
                                                              ---------     --------    ---------    --------    --------
INCOME STATEMENT DATA:
Net sales.................................................... $  24,779     $ 20,222    $  20,044    $ 18,500    $ 21,282
Cost of sales................................................    12,774       10,554        9,633       9,029       9,396
                                                              ---------     --------    ---------    --------    --------
  Gross profit...............................................    12,005        9,668       10,411       9,471      11,886
                                                              ---------     --------    ---------    --------    --------
Research and development.....................................     2,640        2,149        1,954       2,310       1,883
Selling, general and administrative..........................     5,569        5,515        5,451       5,681       7,184
                                                              ---------     --------    ---------    --------    --------
  Total operating expenses...................................     8,209        7,664        7,405       7,991       9,067
                                                              ---------     --------    ---------    --------    --------
  Income from operations.....................................     3,796        2,004        3,006       1,480       2,819
Other income, net (1)........................................       486          639          361         369       1,088
                                                              ---------     --------    ---------    --------    --------
       Income before income taxes, extraordinary item and
       cumulative effect of change in accounting principle...     4,282        2,643        3,367       1,849       3,907
Provision for income taxes...................................     1,527        1,023        1,283         721       1,440
                                                              ---------     --------    ---------    --------    --------
  Income before extraordinary item and cumulative effect of
  change in accounting principle.............................     2,755        1,620        2,084       1,128       2,467
Extraordinary item (2).......................................        --          --          --          --           738
Cumulative effect of change in
  accounting principle (3)...................................        --          --          --           500          --
                                                              ---------     --------    ---------    --------    --------
     Net Income.............................................. $   2,755     $  1,620    $   2,084    $  1,628    $  3,205
                                                              =========     ========    =========    ========    ========
Income per share:
  Income before extraordinary item and cumulative effect of
  change in accounting principle (4)......................... $    0.68     $   0.39    $    0.52    $   0.30    $   0.72
  Extraordinary item.........................................        --           --           --          --        0.23
  Cumulative effect of change in accounting principle (3) ...        --           --           --        0.13          --
                                                              ---------     --------    ---------    --------    --------
  Net Income................................................. $    0.68     $   0.39    $    0.52    $   0.43    $   0.95

Weighted average common and common equivalent shares
  outstanding                                                     4,040        4,194        4,037       3,780       3,204

                                                              -----------------------------------------------------------
                                                                1996          1995        1994         1993        1992
                                                              ---------     --------    ---------    --------    --------
BALANCE SHEET DATA:
Working capital.............................................. $  18,935     $ 17,849    $  18,582    $ 17,539    $  5,683
Total assets.................................................    26,779       26,828       27,635      22,684      13,336
Long-term debt ..............................................        --           --           --          --          --
Redeemable preferred stock...................................        --           --           --          --         825
Shareholders' equity.........................................    22,291       21,285       21,128      18,115       5,282

------------------------------------
(1) Other income, net in 1992 includes $0.9 million of business interruption insurance related to Hurricane Andrew, which caused extensive damage to the Company's leased facility and certain of its assets.

(2) The extraordinary item in 1992 represents the excess of insurance proceeds received with respect to certain assets destroyed by Hurricane Andrew over the Company's carrying value of such assets, net of income taxes and certain other related reserves.

(3) In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(4) In 1992, dividends of $154,000 paid to preferred shareholders were subtracted from net income applicable to common shareholders. Redeemable preferred stock was not considered converted for weighted average common and common equivalent shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of net sales:

                                             PERCENTAGE OF NET SALES
                                         -------------------------------
                                           1996        1995         1994
                                           ----        ----         ----
Net sales.............................      100%        100%        100%
Cost of sales.........................       52          52          48
                                          -----        ----       -----
      Gross profit....................       48          48          52
                                          -----        ----       -----
Research and development..............       11          11          10
Selling, general and administrative...       22          27          27
                                          -----        ----       -----
      Total operating expenses........       33          38          37
                                          -----        ----       -----
      Income from operations..........       15          10          15
Other income, net.....................        2           3           2
                                          -----        ----       -----
      Income before income taxes .....       17          13          17
Provision for income taxes............        6           5           7
                                          -----        ----       -----
      Net income......................       11%          8%         10%
                                          =====        ====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales increased to $24.8 million in 1996 from $20.2 million in 1995, an increase of $4.6 million, or 23%. Serial I/O product sales increased 34% to $17.0 million in 1996 from $12.7 million in 1995, due to greater sales volume through both of the Company's sales channels (distribution and OEM). Distributor sales of Serial I/O grew by 50% whereby OEM sales grew by 13%. During 1995, the Company entered into an OEM agreement with Hewlett-Packard Company (HP) and began supplying its SST products for use in the new HP9000 D-Class servers. HP represented 15% of the Company's net sales during 1996. Although the Company believes there is future growth opportunities related to existing and potential OEMs, sales to OEM customers are difficult to predict as they fluctuate along with the demand for the OEM's final product, which Equinox has little or no control over.

Sales of Terminal Servers and Data Switching Systems collectively increased 2% to $7.7 million in 1996 from $7.5 million in 1995. This increase is attributable to higher direct sales of Data Switching Systems (particularly to one customer which accounted for 55% of Data Switching Systems revenues) partially offset by a 16% decline in sales of Terminal Servers to distributors. Management does not expect Data Switching Systems sales to that customer to continue at comparable levels and believes that the market for Data Switching Systems will decline over time. Additionally, management believes that sales of its current Terminal Server products may continue to decline until such time as an enhanced version is developed and introduced.

Export net sales decreased to $5.2 million in 1996 from $5.4 million in 1995, a decrease of $0.2 million or 4% due primarily to reduced sales in Latin America. As a percentage of net sales, export net sales decreased to 21% in 1996 from 27% in 1995.

COST OF SALES. Cost of sales increased 21% to $12.8 million in 1996 from $10.6 million in 1995 primarily due to higher net sales. As a percentage of net sales, cost of sales were 52% in 1996 and 1995.

The Company's gross margin is dependent in part on product and channel mix which can fluctuate from year to year. Increased sales to OEM's may negatively impact the Company's future gross margin, as OEM sales are typically priced lower due to volume expectations as well as limited sales/support requirements. However, volume efficiencies, if any, could result in potential overhead savings and improved gross margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 23% to $2.6 million in 1996 from $2.1 in 1995 primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 11% in 1996 and 1995. Research and development costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 1% to approximately $5.6 million from $5.5 million in 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 22% in 1996 from 27% in 1995 due to continued efficiencies realized from selling products through OEM's and multi-tiered distribution.

INCOME FROM OPERATIONS. Income from operations increased to $3.8 million in 1996 from $2.0 million in 1995, an increase of $1.8 million primarily due to increased sales and gross profit partially offset by increased operating expenses (primarily R&D related). As a percentage of sales, income from operations increased to 15% in 1996 from 10% in 1995.

OTHER INCOME, NET. Other income, which includes interest income, decreased to $0.5 million in 1996 from $0.6 million in 1995, a decrease of 24% primarily due to lower interest rates on invested balances. As a percentage of net sales, other income decreased to 2% in 1996 from 3% in 1995.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased to $1.5 million in 1996 from $1.0 million in 1995, an increase of $0.5 million as a result of the Company's increased income from operations. The Company's effective tax rate decreased to 36% in 1996 from 39% in 1995 primarily due to a reduction in state taxes (as a percentage of the total provision) due to reduced state filing requirements.

NET INCOME. Net income increased to $2.8 million in 1996 from $1.6 million in 1995, an increase of 70%. As a percentage of net sales, net income increased to 11% in 1996 from 8% in 1995, primarily as a result of increased sales and gross profit partially offset by increased operating expenses (primarily R&D related).

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

NET SALES. Net sales increased to $20.2 million in 1995 from $20.0 million in 1994, an increase of $0.2 million, or 1%. Serial I/O product sales decreased 2% in 1995 compared to 1994, primarily due to reduced demand from the Company's distributors which was partially offset by an increase in sales to OEMs.

Sales of Data Switching Systems and Terminal Servers, collectively increased 7% in 1995 compared to 1994. This increase was attributable to increased sales volume of Terminal Servers through the Company's distributors as well as an increase in direct sales of Data Switching Systems.

Export net sales increased to $5.4 million in 1995 from $4.8 million in 1994, an increase of $0.6 million or 12% due primarily to increased sales to Europe and the Pacific Rim. As a percentage of net sales, export net sales increased to 27% in 1995 from 24% in 1994.

COST OF SALES. Cost of sales increased to $10.6 million in 1995 from $9.6 million in 1994, an increase of $1.0 million or 10%. As a percentage of net sales, cost of sales increased to 52% in 1995 from 48% in 1994. This was primarily the result of changes in product mix as well as increased warranty costs and manufacturing overhead.

During 1995, sales of the Company's SST products (which were introduced in June
1994) significantly increased. The manufacturing costs of these products, in the aggregate, are higher than the Company's more established Serial I/O products as they have yet to fully realize savings from volume purchase discounts as well as other production efficiencies.

The provision for warranty costs during 1995 increased primarily due to the increased sales of SST products which offer a 5-year warranty period (as compared to the Company's standard 3-year warranty period).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.1 million in 1995 from $2.0 million in 1994, an increase of $0.1 million or 10%. As a percentage of net sales, research and development expenses increased to 11% in 1995 from 10% in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.5 million in 1995 and 1994. As a percentage of net sales, selling, general and administrative expenses were 27% in 1995 and 1994.

INCOME FROM OPERATIONS. Income from operations decreased to $2.0 million in 1995 from $3.0 million in 1994, a decrease of $1.0 million or 33% primarily as a result of reduced gross profit as well as increased operating expenses. As a percentage of sales, income from operations decreased to 10% in 1995 from 15% in 1994.

OTHER INCOME, NET. Other income increased to $0.6 million in 1995 from $0.4 in 1994, an increase of 77%. The increase was primarily due to increased investments of cash as well as higher interest rates on invested balances. As a percentage of net sales, other income increased to 3% in 1995 from 2% in 1994.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased to $1.0 million in 1995 from $1.3 million in 1994, a decrease of 20%. The Company's effective tax rate increased to 39% in 1995 from 38% in 1994.

NET INCOME. Net income decreased to $1.6 million in 1995 from $2.1 million in 1994, a decrease of $0.5 million or 22%. As a percentage of net sales, net income decreased to 8% in 1995 from 10% in 1994, primarily as a result of reduced gross profit as well as increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.9 million at December 31, 1996, compared with $17.8 million at December 31, 1995. Cash and cash equivalents were $13.0 million at December 31, 1996, compared with $13.6 million at December 31, 1995. Net cash provided by operating activities was $2.5 million during the year ended December 31, 1996, compared to $1.2 million for the year ended December 31, 1995. This was primarily due to increased net income offset by increased accounts receivable and reductions in accounts payable and accrued expenses. Net cash used in investing activities was $1.2 million during the year, primarily due to net purchases of marketable securities and purchases of capital assets. Net cash used in financing was $1.9 million primarily due to repurchases of common stock (see below for further discussion). As of December 31, 1996, the Company had no material commitments for capital expenditures.

In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1995, the Company repurchased 254,100 shares of its common stock in the open market for an aggregate purchase price of approximately $1,918,000. During 1996, the Company repurchased an additional 245,900 shares of its common stock for an aggregate purchase price of approximately $2,022,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. Repurchases, if any, may be made from time to time subject to prevailing conditions, in the open market or in privately negotiated transactions.

Management believes that cash on hand and investments together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's consolidated results throughout 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GENERAL BUSINESS AND ECONOMIC CONDITIONS

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely distributors, may be impacted by weak economic conditions and, as a result, may reduce inventory levels of products purchased from the Company. Although the Company does not consider its business to be highly seasonal, the historical quarterly trends reflected over the last three years may, in fact, be adversely affected by general economic conditions both domestically and abroad and may or may not continue.

COMPETITION

The markets for the Company's products are intensely competitive. The Company's products compete both with other technologies as well as similar products manufactured by other companies, some of which have more extensive research and development, manufacturing, marketing and product support capabilities as well as greater financial and technological resources. The Company believes that its ability to compete depends on a number of factors, including product quality and reliability, performance, price, product delivery, service and support and name recognition. There can be no assurance the Company will be able to continue to compete successfully with respect to these factors.

PRODUCT SHORTAGES

The competitiveness of the industry requires that the Company fulfill many of its orders within a very short time period (typically within one week after receipt of order). Should the Company be unable to fulfill orders on a timely basis due to inaccurate forecasting by the Company or shortages at its suppliers, orders could be canceled and placed with a competitor.

Additionally, certain important components used in the Company's products presently are available from one or a limited number of sources. Also, most of the Company's product lines currently are manufactured for the Company by one contractor per product line. The inability to obtain sufficient quantities of limited source components, as required, or to develop alternative sources of supply for components or alternative sources to manufacture its finished products, could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business.

EXPOSURE TO NATURAL DISASTERS

The Company's headquarters facility, as well as certain of its turn-key manufacturers, are located in areas prone to natural disasters, specifically hurricanes. In August 1992, Hurricane Andrew caused extensive damage to the Company's former headquarters facility and the majority of the Company's assets. While the Company recovered quickly from this disaster, the Company believes that its operating results and financial condition could be adversely affected should another natural disaster strike its current facility, any of its turn-key manufacturers, or any of its major customers.

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

PRODUCT RETURNS, PRICE PROTECTION AND WARRANTIES

As is typical in the computer industry, the Company's distributors may be entitled to return inventory to the Company for stock rotation purposes and receive credit against other purchases on terms relating to price and volume negotiated with Company. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. The Company's 3-5 year limited warranty permits customers to return any product for repair or replacement if the product does not perform as warranted. There can be no assurance that product returns, price protection and warranty claims will not have a material adverse effect on the Company's future operating results. The Company seeks to continually introduce new and enhanced products which could result in higher product returns and warranty claims due to risks inherent in the introduction of such products.

DEPENDENCE ON KEY PERSONNEL

William A. Dambrackas, the Company's Chairman and Chief Executive Officer, Robert F. Gintz, the Company's Vice President, Development, Mark Kacer, the Company's Vice President, Finance and Administration, Thomas E. Garrett, the Company's Vice President, Sales, and Robert S. Sowell, the Company's Vice President, Technical Operations, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

Report of Independent Certified Public Accountants..............       15

Consolidated Balance Sheets as of
     December 31, 1996 and 1995.................................       16

Consolidated Statements of Income
     For the Years Ended December 31, 1996, 1995 and 1994.......       17

Consolidated Statements of Shareholders' Equity
     For the Years Ended December 31, 1996, 1995 and 1994.......       18

Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1996, 1995 and 1994.......       19

Notes to Consolidated Financial Statements......................       20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Equinox Systems Inc.:

We have audited the accompanying consolidated balance sheets of Equinox Systems Inc. (a Florida corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equinox Systems Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
   February 18, 1997.


                                               EQUINOX SYSTEMS INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                                 DECEMBER 31,
                                                                       ----------------------------
                                                                           1996               1995
                                                                       -------------   ------------
                                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................................... $   12,998      $     13,607
   Marketable securities..............................................      1,350               507
   Accounts receivable ...............................................      3,480             3,401
   Inventories........................................................      4,073             4,139
   Deferred income taxes..............................................      1,068             1,166
   Prepaid expenses and other current assets..........................        423               404
                                                                       ----------      ------------
     Total current assets.............................................     23,392            23,224
                                                                       ----------      ------------
PROPERTY AND EQUIPMENT, at cost.......................................      5,212             4,824
   Less - accumulated depreciation and amortization...................     (1,825)           (1,220)
                                                                       ----------      ------------
                                                                            3,387             3,604
                                                                       ----------      ------------
                                                                       $   26,779      $     26,828
                                                                       ==========      ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable..................................................  $    2,294      $      2,721
   Accrued expenses..................................................       1,588             1,873
   Deferred service contract revenue.................................         192               227
   Accrued income taxes..............................................         383               554
                                                                       ----------      ------------
     Total current liabilities.......................................       4,457             5,375
                                                                       ----------      ------------
DEFERRED INCOME TAXES................................................          31               168
                                                                       ----------      ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:

   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding.................................          --                --
   Common stock, $0.01 par value, 15,000,000 shares authorized;
     3,689,833 and 3,899,598 shares issued and outstanding in 1996 and
     1995, respectively..............................................          37                39
   Additional paid-in capital........................................      12,030            13,777
   Retained earnings.................................................      10,224             7,469
                                                                       ----------      ------------
 Total shareholders' equity..........................................      22,291            21,285
                                                                       ----------      ------------
                                                                       $   26,779      $     26,828
                                                                       ==========      ============

              The accompanying notes are an integral part of these consolidated financial statements.


                                               EQUINOX SYSTEMS INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share data)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                        1996              1995        1994
                                                                    -----------         -------    ---------
NET SALES.......................................................... $    24,779      $   20,222    $  20,044
COST OF SALES......................................................      12,774          10,554        9,633
                                                                    -----------       ---------    ---------
   Gross profit....................................................      12,005           9,668       10,411
                                                                    -----------       ---------    ---------
OPERATING EXPENSES:

   Research and development........................................       2,640           2,149        1,954
   Selling, general and administrative ............................       5,569           5,515        5,451
                                                                    -----------       ---------    ---------
        Total operating expenses...................................       8,209           7,664        7,405
                                                                    -----------       ---------    ---------
        Income from operations.....................................       3,796           2,004        3,006
                                                                    -----------       ---------    ---------
OTHER INCOME:

   Interest income.................................................         566             646          392
   Other, net......................................................         (80)             (7)         (31)
                                                                    -----------       ---------    ---------
                                                                            486             639          361
                                                                    -----------       ---------    ---------
        Income before income taxes ................................       4,282           2,643        3,367
PROVISION FOR INCOME TAXES.........................................       1,527           1,023        1,283
                                                                    -----------       ---------    ---------
          Net income............................................... $     2,755       $   1,620    $   2,084
                                                                    ===========       =========    =========

NET INCOME PER SHARE............................................... $      0.68       $    0.39    $    0.52
                                                                    ===========       =========    =========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING..........................       4,040           4,194        4,037
                                                                    ===========       =========    =========

              The accompanying notes are an integral part of these consolidated financial statements.




                                               EQUINOX SYSTEMS INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              (Dollars in thousands)



                                                    Common Stock
                                           ----------------------------
                                              Number                          Additional                              Total
                                                 of                            Paid-In           Retained          Shareholders'
                                              Shares           Amount          Capital           Earnings             Equity
                                           -------------     ----------     -------------     -------------      ---------------

Balance at December 31, 1993..............     3,810,763     $       38     $      14,312     $       3,765     $        18,115
Stock options exercised...................       273,897              3               852                --                 855
Imputed compensation on
 stock options granted (Note 8)...........            --             --                74                --                  74
Net income................................            --             --                --             2,084               2,084
                                           -------------     ----------     -------------     -------------     ---------------
Balance at December 31, 1994..............     4,084,660             41            15,238             5,849              21,128
Stock options exercised...................        69,038              1               388                --                 389
Imputed compensation on
 stock options granted (Note 8)...........            --             --                66                --                  66
Repurchases of common stock...............      (254,100)            (3)           (1,915)               --              (1,918)
Net income................................            --             --                --             1,620               1,620
                                           -------------     ----------     -------------     -------------     ---------------
Balance at December 31, 1995..............     3,899,598             39            13,777             7,469              21,285
Stock options exercised...................        36,135             --               257                --                 257
Imputed compensation on
 stock options granted (Note 8)...........            --             --                16                --                  16
Repurchases of common stock...............      (245,900)            (2)           (2,020)               --              (2,022)
Net income................................            --             --                --             2,755               2,755
                                           -------------     ----------     -------------     -------------     ---------------
Balance at December 31, 1996..............     3,689,833     $       37     $      12,030     $      10,224     $        22,291
                                           =============     ==========     =============     =============     ===============

              The accompanying notes are an integral part of these consolidated financial statements.

                                               EQUINOX SYSTEMS INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------
                                                                       1996                  1995                    1994
                                                                  --------------      ----------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................     $    2,755          $      1,620             $     2,084
                                                                  --------------      ----------------         --------------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation............................................             605                   425                    253
     Provision for doubtful accounts and anticipated sales
      returns                                                             708                   974                  1,418
     Provision for warranty costs............................             129                   181                     89
     Provision for deferred income taxes ....................             (39)                  308                    (45)
     Recognition of deferred service contract revenue........            (756)                 (717)                  (576)
     Imputed compensation on stock options...................              16                    66                     74
     (Increase) decrease in assets:
        Accounts receivable..................................            (787)               (1,329)                  (472)
        Inventories..........................................              66                  (153)                (1,531)
        Prepaid expenses and other current assets............             (19)                  (41)                   (58)
      Increase (decrease) in liabilities:
        Accounts payable.....................................            (427)                 (294)                 1,722
        Accrued expenses.....................................            (414)                 (736)                  (246)
        Deferred service contract revenue....................             721                   711                    541
        Accrued income taxes.................................             (80)                  229                    816
                                                                  -----------          ------------            -----------
        Total adjustments....................................            (277)                 (376)                 1,985
                                                                  -----------          ------------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................           2,478                 1,244                  4,069
                                                                  -----------          ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of marketable securities..................           (1,550)               (1,000)                (5,013)
        Maturities of marketable securities.................              707                 3,506                  5,100
        Purchases of property and equipment.................             (388)               (1,267)                (2,168)
                                                                  -----------          ------------            -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........          (1,231)                1,239                 (2,081)
                                                                  -----------          ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised, net of tax benefit..........             166                   298                    444
        Repurchases of common stock .........................          (2,022)               (1,918)                    --

                                                                  -----------          ------------            -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........          (1,856)               (1,620)                   444
                                                                  -----------          ------------            -----------

NET INCREASE (DECREASE)  IN CASH AND CASH
 EQUIVALENTS.................................................            (609)                  863                  2,432

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................          13,607                12,744                 10,312
                                                                  -----------          ------------            -----------
CASH AND CASH EQUIVALENTS,  END OF YEAR......................         $12,998          $     13,607            $    12,744
                                                                  ===========          ============            ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW

Income taxes paid............................................     $     1,646          $        493            $       510
                                                                  ===========          ============            ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 1996, 1995 and 1994, the Company realized income tax benefits of $91,000, $91,000 and $410,000, respectively, in connection with the exercise of stock options by certain current and former employees and directors. (Amounts are included in the Consolidated Statements of Shareholders' Equity within "stock options exercised.") Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

              The accompanying notes are an integral part of these consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS

Equinox Systems Inc. (the "Company") designs and markets input/output communications products for remote access and multi-user computer systems.

The Company markets its products to a worldwide network of distributors, value added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs").

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in repurchase agreements, short-term Treasury bills and notes, and tax-exempt bond instruments. These securities mature within three months and, therefore, bear minimal risk.

MARKETABLE SECURITIES

Marketable securities consist of investment grade corporate obligations, U.S. Treasury obligations and tax-exempt bond instruments which will be held to their maturity and are carried at their net amortized cost. At December 31, 1996 and 1995, the aggregate market value of the securities approximated their cost.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company has policies that limit investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographical areas.

The Company sells its products primarily to distributors, VARs, system integrators and OEMs in North America, Europe, Latin America and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses. See Note 11 for discussion of export sales and Note 12 for discussion of significant customers.

INVENTORIES

Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories consist of the following as of December 31 (in thousands):

                                               1996                 1995
                                            ----------         -----------
     Raw materials.................         $    1,022         $     1,258
     Work-in-process...............                318                 503
     Finished goods................              2,733               2,378
                                            ----------         -----------
                                            $    4,073         $     4,139
                                            ==========         ===========

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

           Buildings and improvements                      5 to 30 years
           Furniture, fixtures and equipment               3 to 5 years

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.

WARRANTY COSTS

The Company offers a three to five-year warranty on its products. Costs associated with the warranty program are accrued in the period in which the related sales are recognized on the basis of estimated net future costs (See
Note 5).

REVENUE RECOGNITION

The Company recognizes revenue from product sales at the time of shipment, adjusted by a provision for anticipated sales returns and allowances granted to customers.

Revenues derived from sales of service contracts are recognized on a straight-line basis over the term of the service contracts.

NET INCOME PER SHARE

Net income per share is based on the weighted average number of common shares and common equivalent shares outstanding which include, where appropriate, the assumed exercise of options. In computing net income per common and common equivalent share, the Company currently utilizes the modified treasury stock method and, in the prior years, used the treasury stock method.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

(3) ACCOUNTS RECEIVABLE

Accounts receivable are shown net of allowances for doubtful accounts and anticipated sales returns of $822,000 and $1,123,000 at December 31, 1996 and 1995, respectively, in the accompanying consolidated balance sheets.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4) PROPERTY AND EQUIPMENT

The following is a summary of major classifications of property and equipment, at cost, as of December 31 (in thousands):

                                                       1996             1995
                                                 -------------    --------------
       Computer equipment.....................   $       1,580    $        1,295
       Furniture and fixtures ................             919               854
       Building, land and improvements........           2,713             2,675
                                                 -------------    --------------
                                                 $       5,212    $        4,824
                                                 =============    ==============


(5) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31 (in thousands):

                                                       1996             1995
                                                 -------------     -------------
       Compensation related..........            $        730      $        692
       Warranty costs................                     645               636
       Licensing fees (See Note 9)...                      48               230
       Other.........................                     165               315
                                                 -------------     -------------
                                                 $      1,588      $       1,873
                                                 =============     =============


(6) RETIREMENT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants' contributions at a specified percentage, limited by a stated maximum amount.

The assets of the plan are administered by an unrelated investment company. The total employer contributions charged to expense were approximately $60,000, $63,000 and $35,000 in 1996, 1995 and 1994, respectively.

(7) COMMON STOCK - STOCK REPURCHASE PROGRAM

In November 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. During 1995, the Company repurchased 254,100 shares of its common stock in the open market for an aggregate purchase price of approximately $1,918,000. During 1996, the Company repurchased an additional 245,900 shares of its common stock for an aggregate purchase price of approximately $2,022,000.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8) STOCK OPTION PLANS

The Company maintains four non-qualified stock option plans which cover officers, employees and directors. During 1996, a total of 329,000 stock options were granted pursuant to these plans at prices ranging from $8.56 to $11.44 per share which was the fair market value of the Company's common stock at the date of the grants.

The Company also maintains another plan (the "Directors' Plan") which provides for an automatic grant of options to purchase 10,000 shares of common stock at fair market value at the date of grant to each non-employee director of the Company upon election as director. The Directors' Plan also provides for an automatic grant of options to purchase 2,500 shares of common stock at fair market value upon re-election as a director. During 1996, stock options to purchase 12,500 shares were granted at a price of $11.44 per share pursuant to the Directors' Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $304,000, or $.08 per share in 1996 and $37,000, or $.01 per share in 1995. The weighted average fair value of the options granted during 1996 and 1995 is estimated at $5.75 and $3.47, respectively. The Company uses the Black-Scholes option-pricing model and has used assumed risk free interest rates of 6.52% and 5.44% in 1996 and 1995, respectively and the following additional assumptions in both years: dividend yield 0%, volatility 46% and an expected life of six years.

As of December 31, 1996, a total of 1,467,157 shares of common stock were reserved for issuance pursuant to options granted under all plans. Options to purchase 943,256 shares were outstanding at December 31, 1996, and options to purchase 474,552 shares had been exercised as of such date.

Information with respect to the stock option plans in effect as of December 31, 1996 is summarized as follows:

                                                                                          Weighted
                                                 Shares                                    Average
                                                Available             Options             Exercise
                                                For Grant           Outstanding             Price
                                             ---------------      ----------------      -----------
Balance at December 31, 1993................         193,750               632,611      $      3.13
Options granted.............................        (134,500)              134,500             4.69
Options exercised...........................              --              (273,897)            1.62
Options canceled............................          31,983               (34,733)            6.10
                                             ---------------      ----------------
Balance at December 31, 1994................          91,233               458,481             4.26
Options authorized..........................         400,000                    --               --
Options granted.............................        (302,500)              302,500             6.68
Options exercised...........................              --               (69,038)            4.31
Options canceled............................          14,307               (15,807)            5.63
                                             ---------------      ----------------
Balance at December 31, 1995................         203,040               676,136             5.31
Options authorized..........................         150,000                    --               --
Options granted.............................        (341,500)              341,500            10.72
Options exercised...........................              --               (36,135)            4.59
Options canceled............................          37,809               (38,245)            5.37
                                             ---------------      ----------------
Balance at December 31, 1996................          49,349               943,256             7.19
                                             ===============      ================

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Options are exercisable within ten years from the date of grant with specific vesting periods, currently four years, set by the Board of Directors. Options granted to officers and employees expire three months after termination of employment.

The following table summarizes information concerning currently outstanding and exercisable options:

                                       Options Outstanding                              Options Exercisable
                      -----------------------------------------------------      ---------------------------------
                                              Weighted
                                              Average              Weighted                               Weighted
    Range of                                 Remaining              Average                                Average
    Exercise              Number            Contractual            Exercise            Number             Exercise
     Prices            Outstanding          Life (Years)             Price           Exercisable            Price
---------------------------------------------------------------------------      ---------------------------------
$1.50-$ 2.25                 125,896            4.51                  $1.82             125,896              $1.82
$4.63-$ 6.19                 404,173            8.01                   5.69             202,863               5.50
$7.88-$11.44                 413,187            9.40                  10.28              54,073               9.03
                      --------------       --------------      ------------      --------------       ------------
                             943,256            8.15                  $7.19             382,832              $4.79
                      ==============       ==============      ============      ==============       ============


Options granted during 1992 were deemed to include compensation based on the excess of the then-fair market value of the vested options over their exercise prices. Compensation expense relating to these options of approximately $16,000, $66,000 and $74,000 were charged to earnings and credited to additional paid-in capital in 1996, 1995 and 1994, respectively.

(9) COMMITMENTS AND CONTINGENCIES

The Company is subject to licensing fees for software designed by third parties which is incorporated in certain of the Company's products. Amounts due for licensing fees have been accrued in the accompanying consolidated financial statements (See Note 5).

Rental expenses, primarily associated with the Company's former temporary facilities, totaled approximately $5,000, $151,000 and $136,000 in 1996, 1995 and 1994, respectively.

(10) INCOME TAXES

The components of the deferred income tax asset are as follows at December 31, (in thousands):

                                                                               1996                       1995
                                                                         ----------------           ----------------
Allowances for doubtful accounts and anticipated sales returns.......... $            329           $            449
Inventory allowances....................................................              303                        215
Deferred revenue........................................................               77                         91
Accrued compensation....................................................               41                         36
Accrued warranty costs..................................................              258                        254
Other, net..............................................................               60                        121
                                                                         ----------------           ----------------
                                                                         $          1,068           $          1,166
                                                                         ----------------           ----------------

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company's deferred income tax liability, which consists of excess of book value over tax bases for property and equipment, was $31,000 and $168,000 at December 31, 1996 and 1995, respectively.

Based on the Company's financial position and results of operations for the current and preceding years, and the availability of sufficient taxable income within the carry back period available under the tax law, no valuation allowance has been provided against the deferred tax asset.

The provision for income taxes consists of the following (in thousands):

                                                                          Year Ended December 31,
                                                          ---------------------------------------------------
Federal                                                      1996                   1995               1994
                                                          -----------            ---------        -----------
     Current.............                                 $    1,389             $     608        $     1,149
     Deferred............                                        (33)                  262                (31)
                                                          -----------            ---------        -----------
                                                               1,356                   870              1,118
                                                          -----------            ---------        -----------
State

     Current.............                                        177                   107                179
     Deferred............                                         (6)                   46                (14)
                                                          ----------             ---------         ----------
                                                                 171                   153                165
                                                          ----------             ---------         ----------
                                                          $    1,527             $   1,023         $    1,283
                                                          ==========             =========         ==========


A reconciliation of the difference between the expected provision for income taxes using the statutory Federal tax rate and the Company's actual provision is as follows (in thousands):

                                                                             Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                              1996                   1995                     1994
                                                        ----------------       -----------------        -----------------
     Provision using statutory Federal tax
      rate (34%)....................................... $          1,456       $             898        $           1,145
     State income taxes, net of Federal income
      tax benefit......................................              113                      83                      109
     Tax-exempt interest...............................              (97)                    (96)                     (62)
     Other, net........................................               55                     138                       91
                                                        ----------------       -----------------        -----------------
                                                        $          1,527       $           1,023        $           1,283
                                                        ================       =================        =================

(11)   EXPORT SALES

Export sales, primarily to Europe, Latin America and the Pacific Rim, comprised 21%, 27% and 24% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

(12)   SIGNIFICANT CUSTOMERS

One customer represented 15%, 14% and 17% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. A second customer represented 15% of net sales during 1996 while a third customer represented 11% of net sales in 1994. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)    (1) Financial Statements of the Company are set forth in
                    Part II, Item 8.

                (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Year Ended December 31, 1996, 1995 and 1994 is submitted herewith.

                (3) Exhibits (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.)

EXHIBIT NO.  DESCRIPTION
-----------  -----------

    3.1      Registrant's Amended and Restated Articles of Incorporation (1)

    3.2      Registrant's Bylaws (1)

   10.1 Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (1)

  *10.2      Registrant's 1993 Stock Option Plan (1)

  *10.3      Registrant's Directors Stock Option Plan (1)

  *10.4      Registrant's 1983 Stock Option Plan (1)

  *10.5      Registrant's 1988 Stock Option Plan (1)

  *10.6      Registrant's 1992 Stock Option Plan (1)

   11.0      Computation of Income Per Share (2)

   22.1      Registrant's Subsidiaries (1)

   23.0      Consent of Arthur Andersen LLP (2)

   27.1      Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

         (c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                  The exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the 'Signatures' section hereof and is incorporated herein by reference.

         (d)     FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

                  Reference is made to Item 14(a)(2).

(1) Incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (No. 33-50138).

(2)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EQUINOX SYSTEMS INC.

Date: March 26, 1997           By:/S/ WILLIAM A. DAMBRACKAS
                                  --------------------------------------------
                                         William A. Dambrackas
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                                          TITLE                                 DATE
              ---------                                          -----                                 ----

                                                               President
                                                        Chief Executive Officer
                                                             and Director
                                                         (Principal Executive
/S/ WILLIAM A. DAMBRACKAS                                      Officer)                            March 26, 1997
--------------------------------------------
     William A. Dambrackas

                                                            Vice President,
                                                        Chief Financial Officer
                                                             and Director
                                                       (Principal Financial and
/S/  MARK KACER                                           Accounting Officer)                      March 26, 1997
--------------------------------------------
      Mark Kacer



/S/  ROBERT F. WILLIAMSON, JR.                                 Director                            March 26, 1997
--------------------------------------------
      Robert F. Williamson, Jr.



/S/  CHARLES A. REID                                           Director                            March 26, 1997
--------------------------------------------
      Charles A. Reid

                                     - 28 -

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders of Equinox Systems Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Equinox Systems Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

 Miami, Florida,
    February 18, 1997.


                              EQUINOX SYSTEMS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                                 (in thousands)

                                                                              Charged
                                                           Balance at      (Credited) to
  Year Ended                                              Beginning of       Costs and           Accounts            Balance at
 December 31,               Description                      Period           Expenses         Written-Off          End of Period
-------------- -------------------------------------     --------------   ----------------   ----------------    ------------------
     1996      Allowance for Doubtful Accounts.........  $          396   $            (39)  $            (13)   $              344
                                                         ==============   ================   ================    ==================
     1995      Allowance for Doubtful Accounts.........  $          521   $           (112)  $            (13)   $              396
                                                         ==============   ================   ================    ==================
     1994      Allowance for Doubtful Accounts.........  $          444   $            145   $            (68)   $              521
                                                         ==============   ================   ================    ==================



                                                          Balance at
  Year Ended                                             Beginning of     Charged to Costs                           Balance at
 December 31,               Description                    Period          and Expenses         Returns           End of Period
-------------- -------------------------------------     -------------    -----------   ----------------    ------------------
     1996      Allowance for Sales Returns..............$          727    $            747   $          (996)    $              478
                                                        ==============    ================   ================    ==================
     1995      Allowance for Sales Returns..............$          981    $          1,086   $        (1,340)    $              727
                                                        ==============    ================   ================    ==================
     1994      Allowance for Sales Returns..............$          684    $          1,273   $          (976)    $              981
                                                        ==============    ================   ================    ==================

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

11.0          Computation of Income Per Share

23.0          Consent of Arthur Andersen LLP

27.1          Financial Data Schedule