Form 10-Q
period 1997-03-31
EQUINOX SYSTEMS INC
filed 1997-04-23
CIK 772465

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such report(s)), and (2) has been subject to such filling requirements for the past 90 days. Yes X No__

         Number of shares of the Common Stock of Equinox Systems Inc. issued and outstanding as of April 21, 1997: 3,689,833.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                    PAGE
                                                                    ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
    March 31, 1997 and December 31, 1996...............................3

Condensed Consolidated Statements of Income
    Three months ended March 31, 1997 and 1996.........................4

Condensed Consolidated Statements of Cash Flows
    Three months ended March 31, 1997 and 1996.........................5

Notes to Condensed Consolidated Financial Statements...................6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations................................8

PART II - OTHER INFORMATION

Item 5.  Factors that May Affect Future Results.......................10

Item 6.  Exhibits and Reports on Form 8-K.............................12

Signature Page........................................................13


                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                 (In thousands)

                                                                             MARCH 31,                 DECEMBER 31,
                                                                               1997                        1996
                                                                        -------------------         -------------------
                                ASSETS
CURRENT ASSETS:

   Cash and cash equivalents...........................................    $    11,714                $     12,998
   Marketable securities...............................................          3,350                       1,350
   Accounts receivable.................................................          3,163                       3,480
   Inventories.........................................................          4,490                       4,073
   Deferred income taxes...............................................          1,064                       1,068
   Prepaid expenses and other assets...................................            739                         423
                                                                           -----------                ------------
    Total current assets...............................................         24,520                      23,392
                                                                           -----------                ------------

PROPERTY AND EQUIPMENT, at cost                                                  5,266                       5,212
   Less-accumulated depreciation.......................................         (1,985)                     (1,825)
                                                                           -----------                ------------
                                                                                 3,281                       3,387
                                                                           -----------                ------------
                                                                           $    27,801                $     26,779
                                                                           ===========                ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Accounts payable....................................................    $     2,408                $      2,294
   Accrued expenses....................................................          1,395                       1,588
   Accrued income taxes................................................            792                         383
   Deferred service contract revenue...................................            152                         192
                                                                           -----------                ------------
      Total current liabilities                                                  4,747                       4,457
                                                                           -----------                ------------

DEFERRED INCOME TAXES..................................................             28                          31
                                                                           -----------                ------------
SHAREHOLDERS' EQUITY:

   Common stock........................................................             37                          37
   Additional paid-in capital..........................................         12,030                      12,030
   Retained earnings...................................................         10,959                      10,224
                                                                           -----------                ------------
    Total shareholders' equity.........................................         23,026                      22,291
                                                                           -----------                ------------
                                                                           $    27,801                $     26,779
                                                                           ===========                ============


 The accompanying notes are an integral part of these condensed consolidated balance sheets.





                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (In thousands, except per share amounts)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       -----------------------------------
                                                                            1997                  1996
                                                                       -------------        --------------
NET SALES............................................................. $       6,364        $        6,086

COST OF SALES.........................................................         3,241                 3,116
                                                                       -------------        --------------
   Gross profit.......................................................         3,123                 2,970
                                                                       -------------        --------------
OPERATING EXPENSES:

   Research and development...........................................           754                   644

   Selling, general and administrative................................         1,348                 1,351
                                                                       -------------        --------------
    Total operating expenses..........................................         2,102                 1,995
                                                                       -------------        --------------
    Income from operations............................................         1,021                   975

OTHER INCOME, NET.....................................................           128                   114
                                                                       -------------        --------------
    Income before income taxes........................................         1,149                 1,089

PROVISION  FOR INCOME TAXES...........................................           414                   415
                                                                       -------------        --------------

    Net income........................................................ $         735        $          674
                                                                       =============        ==============

NET INCOME PER SHARE ................................................. $        0.19        $         0.17
                                                                       =============        ==============

WEIGHTED AVERAGE COMMON AND COMMON
         EQUIVALENT SHARES OUTSTANDING................................         3,899                 4,014
                                                                       =============        ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.





                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                 --------------------------------------
                                                                                        1997                 1996
                                                                                 ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income..............................................................     $           735         $           674
                                                                                ---------------         ---------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

    Depreciation...........................................................                 160                     143
    Provision for doubtful accounts and anticipated sales returns..........                 225                      65
    Provision for warranty costs...........................................                  29                      47
    Recognition of deferred service contract revenue.......................                (159)                   (219)
    Imputed compensation on stock options..................................                  --                      16

   (INCREASE) DECREASE IN:

    Accounts receivable....................................................                  92                    (137)
    Inventories............................................................                (417)                   (918)
    Prepaid expenses and other current assets..............................                (316)                     69

   INCREASE (DECREASE) IN:

    Accounts payable.......................................................                 114                      96
    Accrued expenses.......................................................                (222)                   (458)
    Income taxes...........................................................                 410                     270
    Deferred service contract revenue......................................                 119                     191
                                                                                ---------------         ---------------
    Total adjustments......................................................                  35                    (835)
                                                                                ---------------         ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........................                 770                    (161)
                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of marketable securities.....................................              (2,000)                     --
    Maturities of marketable securities....................................                  --                     507
    Purchases of property and equipment....................................                 (54)                   (118)
                                                                                ---------------         ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........................              (2,054)                    389
                                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Stock options exercised................................................                  --                      22
    Repurchases and retirement of common stock.............................                  --                    (632)
                                                                                ---------------         ---------------
NET CASH USED IN FINANCING ACTIVITIES......................................                  --                    (610)
                                                                                ---------------         ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................              (1,284)                   (382)
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................              12,998                  13,607
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................     $        11,714         $        13,225
                                                                                ===============         ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Income taxes paid......................................................     $             5         $           145
                                                                                ===============         ===============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 1996, which has been derived from the annual audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Company, its financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position and results of operations. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K.

(2)       NET INCOME PER SHARE

Net Income per share is based on the weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options. In computing net income common and common equivalent shares the Company currently utilizes the modified treasury stock method and in prior years, used the treasury stock method (See Note 5). Net income per share for primary and fully diluted computations are the same for the three months ended March 31, 1997 and 1996.

(3)      INVENTORIES

Inventories consist of the following as of March 31, 1997 and December 31, 1996 (in thousands):

                                               1997                     1996
                                            -----------            ------------
Raw materials..........................     $       703            $      1,022
Work-in-progress.......................             494                     318
Finished goods.........................           3,293                   2,733
                                            -----------            ------------
                                            $     4,490            $      4,073
                                            ===========            ============


(4)      COMMON STOCK - STOCK REPURCHASE PROGRAM

In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1996 and 1995, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. Repurchases may be made from time to time, subject to prevailing conditions, in open market or privately negotiated transactions. As of March 31, 1997, no repurchases had been made under the new plan.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1997
                                   (UNAUDITED)

(5) NEWLY ISSUED ACCOUNTING STANDARD

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which is required to be adopted as of December 31, 1997. Upon adoption all prior earnings per share amounts are required to be retroactively restated.

In accordance with Staff Accounting Bulletin 74, the Company is disclosing the effect this new accounting pronouncement would have for the three months ended March 31, 1997 and 1996 on a pro-forma basis. The following table summarizes the pro forma earnings per share amounts under the new Statement. (In thousands, except per share amounts).

                                                                       NET                                     PER SHARE
                                                                      INCOME              SHARES                AMOUNT
                                                                   ------------       --------------       ---------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                                   -------------------------------------------------------
Net Income.....................................................    $        735

BASIC EARNINGS PER SHARE

Income available to common shareholders........................    $        735                3,690          $       0.20
                                                                                                              ============

DILUTED EARNINGS PER SHARE

Options issued to employees....................................                                  160
                                                                                         -----------
Income available to common stockholders plus assumed
conversions....................................................    $        735                3,850          $       0.19
                                                                   ============          ===========          ============

                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                                ----------------------------------------------------------
Net Income.....................................................    $        674

BASIC EARNINGS PER SHARE

Income available to common shareholders........................    $        674                3,836          $       0.18
                                                                                                              ============
DILUTED EARNINGS PER SHARE

Options issued to employees....................................                                  152
                                                                                         -----------
Income available to common stockholders plus assumed
conversions....................................................    $        674                3,988          $       0.17
                                                                   ============          ===========          ============


Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NET SALES. Net sales for the quarter increased 5% to $6.4 million in 1997 from $6.1 million in 1996. Sales of Serial I/O Products increased 10% to $4.6 million in 1997 from $4.2 million in 1996, primarily due to a 25% increase in sales to distributors partially offset by an 8% decrease in sales to OEM customers. Although sales to OEM customers declined, sales to Hewlett-Packard Company (HP), for which Equinox supplies its SST products for use in the HP9000 D-Class server, increased 4% over the prior year. Although the Company believes there are future growth opportunities related to existing and potential OEMs, sales to OEM customers are difficult to predict as they fluctuate along with the demand for the OEM's final product, over which Equinox has no control.

Sales of Data Switching Systems and Terminal Servers, collectively, decreased 5% to $1.8 million in 1997 from $1.9 million in 1996. This decrease is primarily attributable to fewer direct sales to customers of Data Switching Systems. One customer represented 53% of Data Switching Systems revenue during the quarter. Management does not expect sales to that customer to continue at comparable levels and believes that the market for Data Switching Systems will decline over time. Additionally, management believes that sales of its current Terminal Server products may continue to decline until such time as an enhanced version is developed and introduced.

COST OF SALES. Cost of sales for the quarter increased 4% to $3.2 million in 1997 from $3.1 million in 1996, primarily due to higher sales volume. As a percentage of net sales, cost of sales were 51% in 1997 and 1996.

The Company's gross margin is dependent on product and channel mix, which historically fluctuates from period to period, as well as overhead levels. Increased sales to OEM's may negatively impact the Company's future gross margin, as OEM sales are typically priced lower due to volume expectations as well as limited sales/support requirements. However, volume and overhead efficiencies, if any, could result in savings and improved gross margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.1 million to $0.8 million in 1997 primarily due to increased personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses increased to 12% in 1997 from 11% in 1996. Research and development costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses were $1.35 million in 1997 and 1996. Although the Company has not incurred incremental SG&A costs in connection with increased sales in the first three months of 1997, management expects SG&A costs to increase in future periods as the Company continues to grow. As a percentage of net sales, SG&A expenses decreased to 21% in 1997 from 22% in 1996 due to the increase in net sales.

INCOME FROM OPERATIONS. Income from operations for the three months was $1.0 million in 1997 and 1996. As a percentage of net sales, income from operations was 16% in 1997 and 1996.

OTHER INCOME, NET. Other income, which includes interest income, increased slightly primarily due to higher invested cash balances.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter was $0.4 million in 1997 and 1996. The Company's effective rate decreased to 36% in 1997 from 38% in 1996 based on a review of expected tax rates for the current year.

NET INCOME. Net income for the three months increased $61,000 to $0.7 million primarily as a result of increased sales and gross profit partially offset by higher research and development costs. As a percentage of net sales, net income increased to 12% in 1997 from 11% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $19.8 million at March 31, 1997, compared with $18.9 million at December 31, 1996. Cash and cash equivalents and marketable securities were $15.1 million at March 31, 1997, compared with $14.3 million at December 31, 1996. Net cash provided by operating activities was $0.8 million during the three months ended March 31, 1997. This was primarily due to net income, a reduction in accounts receivable and accrued expenses offset by increases in inventories and other current assets. Net cash used in investing activities was $2.1 million during the period, primarily due to purchases of marketable securities. As of March 31, 1997, the Company had no material commitments for capital expenditures.

In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1996 and 1995, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. As of March 31, 1997 no repurchases had been made under the new plan.

Management believes that cash and cash equivalents and marketable securities together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results throughout 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GENERAL BUSINESS AND ECONOMIC CONDITIONS

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely distributors, may be impacted by weak economic conditions and, as a result, may reduce required inventory levels of products purchased from the Company. Although the Company does not consider its business to be highly seasonal, the historical quarterly trends reflected over the last two years may, in fact, be adversely affected by general economic conditions both domestically and abroad and may or may not continue.

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

DISTRIBUTION AND OEM RISKS

The Company is dependent upon the continued viability and financial stability of its distributor and OEM customers. The loss or ineffectiveness of certain of the Company's distributor and/or OEM customers could have a material adverse effect on the Company's operating results.

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

DEPENDENCE ON KEY PERSONNEL

William A. Dambrackas, the Company's Chairman and Chief Executive Officer, Robert F. Gintz, the Company's Vice President, Development, Mark Kacer, the Company's Vice President, Finance and Administration, Thomas E. Garrett, the Company's Vice President of Sales and Robert S. Sowell, the Company's Vice President, Technical Operations, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 11.0 - Computation of Net Income Per Share

         (b) During the three months ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EQUINOX SYSTEMS INC.

                                    /s/ MARK KACER
                                    --------------------------------------------
                                        MARK KACER, Chief Financial Officer
                                        (Principal Financial Officer)

DATE:  April 21, 1997

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

11.0            Computation of Net Income Per Share

27              Financial Data Schedule