Form 10-Q
period 1997-06-30
EQUINOX SYSTEMS INC
filed 1997-08-11
CIK 772465

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE THREE MONTHS ENDED JUNE 30, 1997

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such report(s)), and (2) has been subject to such filling requirements for the past 90 days. Yes X No

         Number of shares of the Common Stock of Equinox Systems Inc. issued and outstanding as of August 8, 1997: 3,245,417.

===============================================================================

                              EQUINOX SYSTEMS INC.

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
    June 30, 1997 and December 31, 1996...................................3

Condensed Consolidated Statements of Income
    Three and six months ended June 30, 1997 and 1996.....................4

Condensed Consolidated Statements of Cash Flows
    Six months ended June 30, 1997 and 1996...............................5

Notes to Condensed Consolidated Financial Statements......................6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................8

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............ 11

Item 5.  Factors that May Affect Future Results..........................12

Item 6.  Exhibits and Reports on Form 8-K................................14

Signature Page...........................................................15


                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                 (In thousands)

                                                                            JUNE 30,              DECEMBER 31,
                                                                              1997                    1996
                                                                        ---------------         ---------------
                                ASSETS

CURRENT ASSETS:

   Cash and cash equivalents........................................... $         9,977         $        12,998
   Marketable securities...............................................           1,750                   1,350
   Accounts receivable.................................................           3,640                   3,480
   Inventories.........................................................           4,287                   4,073
   Deferred income taxes...............................................           1,064                   1,068
   Prepaid expenses and other assets...................................             682                     423
                                                                        ---------------         ---------------
    Total current assets...............................................          21,400                  23,392
                                                                        ---------------         ---------------

PROPERTY AND EQUIPMENT, at cost                                                   5,410                   5,212
   Less-accumulated depreciation.......................................          (2,137)                 (1,825)
                                                                                  3,273                   3,387
                                                                        ---------------         ---------------
                                                                        $        24,673         $        26,779
                                                                        ===============         ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable.................................................... $         2,653         $         2,294
   Accrued expenses....................................................           1,452                   1,588
   Deferred service contract revenue...................................             117                     192
   Accrued income taxes................................................             479                     383
                                                                        ---------------         ---------------
    Total current liabilities..........................................           4,701                   4,457
                                                                        ---------------         ---------------

DEFERRED INCOME TAXES..................................................              28                      31
                                                                        ---------------         ---------------
SHAREHOLDERS' EQUITY:

   Common stock........................................................              32                      37
   Additional paid-in capital..........................................           8,151                  12,030
   Retained earnings...................................................          11,761                  10,224
                                                                        ---------------         ---------------
    Total shareholders' equity.........................................          19,944                  22,291
                                                                        ---------------         ---------------
                                                                        $        24,673         $        26,779
                                                                        ===============         ===============


            The accompanying notes are an integral part of these condensed consolidated balance sheets.


                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (In thousands, except per share amounts)


                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------      ------------------------------
                                                              1997                 1996                1997             1996
                                                         --------------     --------------      -------------     ------------
NET SALES..............................................  $        6,590     $        6,092      $      12,954     $     12,178
COST OF SALES..........................................           3,269              3,160              6,510            6,276
                                                         --------------     --------------      -------------     ------------
   Gross profit........................................           3,321              2,932              6,444            5,902
                                                         --------------     --------------      -------------     ------------
OPERATING EXPENSES:

   Research and development............................             708                627              1,462            1,271
   Selling, general and administrative.................           1,506              1,339              2,854            2,690
                                                         --------------     --------------      -------------     ------------
     Total operating expenses..........................           2,214              1,966              4,316            3,961
                                                         --------------     --------------      -------------     ------------

     Income from operations............................           1,107                966              2,128            1,941

OTHER INCOME, NET......................................             128                129                256              243
                                                         --------------     --------------      -------------     ------------
     Income before income taxes........................           1,235              1,095              2,384            2,184

PROVISION  FOR INCOME TAXES............................             432                415                846              830
                                                         --------------     --------------      -------------     ------------

     Net income........................................  $          803     $          680      $       1,538     $      1,354
                                                         ==============     ==============      =============     ============



NET INCOME PER SHARE...................................  $         0.23     $         0.17      $        0.41     $       0.34
                                                         ==============     ==============      =============     ============
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING............................................           3,538              4,067              3,718            4,041
                                                         ==============     ==============      =============     ============




        The accompanying notes are an integral part of these condensed consolidated financial statements.



                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------------
                                                                                1997                1996
                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income............................................................. $       1,538       $       1,354
                                                                           -------------       -------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

     Depreciation.........................................................           312                 292
     Provision for doubtful accounts and anticipated sales returns........           419                 243
     Provision for warranty costs.........................................            68                  91
     Recognition of deferred service contract revenue.....................          (314)               (291)
     Imputed compensation on stock options................................            --                  16

CHANGES IN OPERATING ASSETS AND LIABILITIES:

     Accounts receivable..................................................          (579)                469
     Inventories..........................................................          (214)               (996)
     Prepaid expenses and other current assets............................          (259)                (60)
     Accounts payable.....................................................           359              (1,091)
     Accrued expenses.....................................................          (204)               (445)
     Income taxes.........................................................            99                 234
     Deferred service contract revenue....................................           239                 191
                                                                           -------------       -------------
     Total adjustments....................................................           (74)             (1,347)
                                                                           -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................         1,464                   7
                                                                           -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of marketable securities...................................        (2,000)                 --
     Maturities of marketable securities..................................         1,600                 507
     Purchases of property and equipment..................................          (198)               (210)
                                                                           -------------       -------------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES......................          (598)                297
                                                                           -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Stock options exercised..............................................             9                 152
     Repurchases and retirement of common stock...........................        (3,896)               (633)
                                                                           -------------       -------------
NET CASH USED IN FINANCING ACTIVITIES.....................................        (3,887)               (481)
                                                                           -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................        (3,021)               (177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................        12,998              13,607
                                                                           -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................. $       9,977       $      13,430
                                                                           =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Income taxes paid.................................................... $         747       $         612
                                                                           =============       =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                               EQUINOX SYSTEMS INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

In the opinion of the Company, its financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position and results of operations. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K.

(2)     NET INCOME PER SHARE

Net income per share is based on the weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options. In computing net income per share, the Company currently utilizes the modified treasury stock method and in prior years, used the treasury stock method (See Note 5). The computations of the weighted average number of shares outstanding for the three and six months ended June 30, 1997 and 1996 are as follows (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                -------------------------------       -----------------------------
                                                    1997                1996              1997              1996
                                                ------------       ------------       ------------      -----------
Common Stock..................................         3,244              3,841              3,467            3,839
Common Stock equivalents - options............           294                226                251              202
                                                ------------       ------------       ------------      -----------
Weighted average common and common
equivalent shares outstanding.................         3,538              4,067              3,718            4,041
                                                ============       ============       ============      ===========


                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1997
                                   (UNAUDITED)

(3)     INVENTORIES

Inventories consist of the following (in thousands):

                                         JUNE 30,          DECEMBER 31,
                                           1997                1996
                                      -------------       -------------
                  Raw materials       $       1,013       $       1,022
                  Work-in-progress...           377                 318
                  Finished goods.....         2,897               2,733
                                      -------------       -------------
                                      $       4,287       $       4,073
                                      =============       =============



(4)     COMMON STOCK - STOCK REPURCHASE PROGRAM

In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1995 and 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions. The Company repurchased a total of 447,600 shares at a purchase price of approximately $3,896,000 during the three months ending June 30, 1997 under its most recent buyback plan.

(5) NEWLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which is required to be adopted as of December 31, 1997. Upon adoption all prior earnings per share amounts are required to be retroactively restated. Under the new requirement for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 is expected to result in an increase of $0.01 per share per quarter for the basic earnings per share as compared to the primary earnings per share amounts included herein. Diluted earnngs per share would be the same as fully diluted amounts presented herein.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS THAT COULD HAVE AN EFFECT ON ITS FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS MAY INCLUDE SUCH WORDS AS "EXPECTS," "BELIEVES," "ESTIMATES," AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE REFERRED TO UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET SALES. Net sales for the quarter increased 8% to $6.6 million in 1997 from $6.1 million in 1996. Sales of Serial I/O Products increased 21% to $5.1 million in 1997 from $4.2 million in 1996, primarily due to a 45% increase in sales to OEM customers and a 13% increase in sales to distributors. Sales to Hewlett-Packard Company (HP) increased 76% over the prior year. Although the Company believes there are future growth opportunities related to existing and potential OEMs, sales to OEM customers are difficult to predict as they fluctuate along with the demand for the OEM's final product, over which Equinox has no control.

Sales of Data Switching Systems and Terminal Servers, collectively, decreased 21% to $1.5 million in 1997 from $1.9 million in 1996. This decrease is primarily attributable to fewer sales of Terminal Server products to distributors and fewer direct sales of Data Switching Systems to end-users. One customer represented 36% of Data Switching revenue during the quarter. Management does not expect sales to that customer to continue at comparable levels and believes that the market for Data Switching Systems will decline over time. Management also believes that sales of its current Terminal Server products may continue to decline until such time as an enhanced version is developed and introduced.

COST OF SALES. Cost of sales for the quarter increased 3% to $3.3 million in 1997 from $3.2 million in 1996, primarily due to higher sales volume. As a percentage of net sales, cost of sales decreased to 50% in 1997 from 52% in 1996. This was primarily the result of greater absorbed overhead due to higher production volume.

The Company's gross margin is dependent on product and channel mix, which historically fluctuates from period to period, as well as overhead levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.1 million to $0.7 million in 1997 from $0.6 million in 1996 primarily due to increased personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses increased to 11% in 1997 from 10% in 1996. Research and development costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 12% to $1.5 million from $1.3 million in 1996 primarily due to increased sales personnel and related costs. As a percentage of net sales, SG&A expenses increased to 23% in 1997 from 22% in 1996.

INCOME FROM OPERATIONS. Income from operations for the three months increased 15% to $1.1 million from $1.0 million in 1996, primarily due to increased sales and gross profit partially offset by increased operating expenses.

OTHER INCOME, NET. Other income, which primarily consists of interest income, was unchanged as a result of comparable average invested cash balances.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter was $0.4 million in 1997 and 1996. The Company's effective rate decreased to 35% in 1997 from 38% in 1996 based on a review of expected tax rates for the current year.

NET INCOME. Net income for the three months increased 18% to $0.8 million in 1997 from $0.7 million in 1996 primarily as a result of increased sales and gross profit partially offset by higher operating costs. As a percentage of net sales, net income increased to 12% in 1997 from 11% in 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

      NET SALES. Net sales for the six months increased to $13.0 million in 1997 from $12.2 million in 1996, an increase of $0.8 million, or 6%. Sales of Serial I/O Products increased to $9.7 million from $8.4 million in 1996, an increase of $1.3 million or 15%, primarily due to greater sales volume to distributors which increased 18%, as well as greater sales volume to OEM customers (principally
HP).

      Sales of Data Switching Systems and Terminal Servers, collectively decreased to $3.3 million in 1997 from $3.8 million in 1996, a decrease of $0.5 million or 13%. This decrease is attributable to fewer direct sales of Data Switching Systems and reduced sales of Terminal Servers to the Company's distributors.

      COST OF SALES. Cost of sales for the six months increased to $6.5 million from $6.3 million in 1996, an increase of 4% primarily due to higher net sales. As a percentage of net sales, cost of sales decreased to 50% in 1997 from 52% in 1996. This was primarily the result of greater absorbed overhead due to higher production volume.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months increased to $1.5 million from $1.3 million in 1996, an increase of 15% primarily due to increased personnel. As a percentage of net sales, research and development expenses increased to 11% in 1997 from 10% in 1996 primarily due to increased personnel partially offset by higher net sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the six months increased to $2.9 million from $2.7 million, an increase of 6%, primarily due to increased sales personnel and higher selling costs. As a percentage of net sales, SG&A expenses were 22% in 1997 and 1996.

      INCOME FROM OPERATIONS. Income from operations for the six months increased to $2.1 million from $1.9 million in 1996, an increase of $0.2 million primarily due to increased sales and gross profit partially offset by increased operating expenses. As a percentage of net sales, income from operations was 16% in 1997 and 1996.

      OTHER INCOME, NET. Other income, which primarily consists of interest income, approximated $0.25 million for both 1997 and 1996.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the six months was $0.8 million in 1997 and 1996. The effective rate decreased to 35% in 1997 and 38% in 1996 based on a review of expected tax rates for the current year.

      NET INCOME. Net income for the six months increased to $1.5 million in 1997 from $1.4 million in 1996, an increase of 14%. As a percentage of net sales, net income increased to 12% in 1996 from 11% in 1996, primarily as a result of increased sales and gross profit partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $16.7 million at June 30, 1997, compared with $18.9 million at December 31, 1996. Cash and cash equivalents and marketable securities were $11.8 million at June 30, 1997, compared with $14.3 million at December 31, 1996. The decrease is primarily due to repurchases of common stock partially offset by cash generated from operations.

During the first half of 1997 the Company generated $1.5 million from operating activities principally as a result of improvements in working capital.

Net cash used in financing activities was $3.9 million due to repurchases of common stock. In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1995 and 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. The Company repurchased a total of 447,600 shares at a purchase price of approximately $3,896,000 during the three months ending June 30, 1997 under this buyback plan.

As of June 30, 1997, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On June 19, 1997, the Company held its Annual Meeting of the Shareholders.

      (b)  Not required.

      (c) At the Annual Meeting, shareholders voted for the election of directors and the approval of an amendment to the Company's 1993 Stock Option Plan (the "Plan"). The amendment was to increase the number of shares of the Company's common stock reserved for issuance under the Plan from 800,000 to 1,050,000. The shareholders elected all nominated directors in an uncontested election and also approved the amendment to the Plan by the following votes:

           DIRECTORS

                                                                     WITHHOLD
           NAME                                      FOR             AUTHORITY       ABSTENTIONS        BROKER NON-VOTES
           ----                                      ---             ---------       -----------        ----------------

           William A. Dambrackas                     2,783,197        183,500            --                   --

           Mark Kacer                                2,783,197        183,500            --                   --

           Charles A. Reid                           2,783,197        183,500            --                   --

           Robert F. Williamson, Jr.                 2,783,197        183,500            --                   --



           AMENDMENT TO 1993 STOCK OPTION PLAN

                                                    FOR              AGAINST        ABSTENTIONS        BROKER NON-VOTES
                                                    ---             ---------       -----------        ----------------

                                                    1,252,694         556,786        21,970               1,135,247


      (d)  Not applicable

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

GENERAL BUSINESS AND ECONOMIC CONDITIONS

General business and economic conditions have an impact on the Company's financial results. The Company's customer base, which is largely distributors, may be impacted by weak economic conditions and, as a result, may reduce required inventory levels of products purchased from the Company. Although the Company does not consider its business to be highly seasonal, the historical quarterly trends reflected in the past may be adversely affected by general economic conditions both domestically and abroad and may or may not continue.

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

Additionally, certain important components used in the Company's products presently are available from one or a limited number of sources. Also, most of the Company's product lines currently are manufactured for the Company by one contractor for each product line. The inability to obtain sufficient quantities of sole or limited source components as required, or to develop alternative sources for components or alternative sources to manufacture its finished products, could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business.

EXPOSURE TO NATURAL DISASTERS

      The Company's headquarters facility, as well as certain of its turn-key manufacturers, are located in areas prone to natural disasters specifically hurricanes. In August 1992, Hurricane Andrew caused extensive damage to the Company's former headquarters facility and the majority of the Company's assets. While the Company recovered quickly from this disaster, the Company believes that its operating results and financial condition could be adversely affected should another natural disaster strike its current facility, any of its turn-key manufacturers, or any of its major customers.

TECHNOLOGICAL CHANGES

      The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development requiring ongoing expenditures for research and development and the timely introduction of new products. To remain competitive, the Company must respond effectively to technological changes by continuing to enhance and improve its existing products and by successfully developing and introducing new products. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements and introductions by others.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit 27--Financial Data Schedule.

               (b) During the three months ended June 30, 1997, the Company did not file any reports on Form 8-K.

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

                                        EQUINOX SYSTEMS INC.


                                        /s/ MARK KACER
                                        -----------------------------------
                                        MARK KACER, Chief Financial Officer
                                        (Principal Financial Officer)



DATE: AUGUST 8, 1997

                                 EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27                 Financial Data Schedule