Form 10-Q
period 1997-09-30
EQUINOX SYSTEMS INC
filed 1997-10-30
CIK 772465

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

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such report(s)), and (2) has been subject to such filling requirements for the past 90 days. Yes X No__

         Number of shares of the Common Stock of Equinox Systems Inc. issued and outstanding as of October 28, 1997: 3,285,920.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EQUINOX SYSTEMS INC.

                               INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
    September 30, 1997 and December 31, 1996...................................3

Condensed Consolidated Statements of Income
    Three and nine months ended September 30, 1997 and 1996....................4

Condensed Consolidated Statements of Cash Flows
    Nine months ended September 30, 1997 and 1996..............................5

Notes to Condensed Consolidated Financial Statements...........................6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................................8



PART II - OTHER INFORMATION

Item 5.  Factors that May Affect Future Results...............................11

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signature Page................................................................14


                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                 (In thousands)

                                                                            SEPTEMBER 30,               DECEMBER 31,
                                                                                1997                        1996
                                                                        -------------------         -------------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................... $            11,230         $            12,998
   Marketable securities...............................................               1,550                       1,350
   Accounts receivable.................................................               4,563                       3,480
   Inventories.........................................................               3,825                       4,073
   Deferred income taxes...............................................               1,064                       1,068
   Prepaid expenses and other assets...................................                 665                         423
                                                                        -------------------         -------------------
    Total current assets...............................................              22,897                      23,392
                                                                        -------------------         -------------------

PROPERTY AND EQUIPMENT, at cost                                                       5,446                       5,212
   Less-accumulated depreciation.......................................              (2,267)                     (1,825)
                                                                        -------------------         -------------------
                                                                                      3,179                       3,387
                                                                        -------------------         -------------------
                                                                        $            26,076         $            26,779
                                                                        ===================         ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable....................................................  $            2,239         $             2,294
   Accrued expenses....................................................               1,909                       1,588
   Deferred service contract revenue...................................                 162                         192
   Accrued income taxes................................................                 575                         383
                                                                        -------------------         -------------------
    Total current liabilities..........................................               4,885                       4,457
                                                                        -------------------         -------------------

DEFERRED INCOME TAXES..................................................                  28                          31
                                                                        -------------------         -------------------
SHAREHOLDERS' EQUITY:
   Common stock........................................................                  33                          37
   Additional paid-in capital..........................................               8,275                      12,030
   Retained earnings...................................................              12,855                      10,224
                                                                        -------------------         -------------------
    Total shareholders' equity.........................................              21,163                      22,291
                                                                        -------------------         -------------------
                                                                        $            26,076         $            26,779
                                                                        ===================         ===================

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                        3





                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (In thousands, except per share amounts)



                                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                               SEPTEMBER 30,
                                                         -----------------------------------     -----------------------------------
                                                              1997               1996                 1997                1996
                                                         --------------    -----------------     --------------     ----------------
NET SALES..............................................  $        7,262    $           6,554     $       20,216     $         18,732
COST OF SALES..........................................           3,529                3,370             10,039                9,646
                                                         --------------    -----------------     --------------     ----------------
   Gross profit........................................           3,733                3,184             10,177                9,086
                                                         --------------    -----------------     --------------     ----------------

OPERATING EXPENSES:

   Research and development............................             700                  674              2,162                1,945
   Selling, general and administrative.................           1,480                1,453              4,334                4,143
                                                         --------------    -----------------     --------------     ----------------
     Total operating expenses..........................           2,180                2,127              6,496                6,088
                                                         --------------    -----------------     --------------     ----------------


     Income from operations............................           1,553                1,057              3,681                2,998

OTHER INCOME, NET......................................             128                  124                384                  367
                                                         --------------    -----------------     --------------     ----------------
     Income before income taxes........................           1,681                1,181              4,065                3,365

PROVISION  FOR INCOME TAXES............................             588                  449              1,434                1,279
                                                         --------------    -----------------     --------------     ----------------

     Net income........................................  $        1,093    $             732     $        2,631     $          2,086
                                                         ==============    =================     ==============     ================




NET INCOME PER SHARE...................................  $         0.30    $            0.18     $         0.71     $           0.51
                                                         ==============    =================     ==============     ================
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING............................................           3,684                4,097              3,707                4,080
                                                         ==============    =================     ==============     ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        4




                      EQUINOX SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------
                                                                                  1997                      1996
                                                                           -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................. $             2,631       $             2,086
                                                                           -------------------       -------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
     Depreciation.........................................................                 442                       446
     Provision for doubtful accounts and anticipated sales returns........                 837                       468
     Provision for warranty costs.........................................                  84                       146
     Recognition of deferred service contract revenue....................                 (549)                     (584)
     Imputed compensation on stock options................................                 ---                        16
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable..................................................              (1,920)                      164
     Inventories..........................................................                 248                      (486)
     Prepaid expenses and other current assets............................                (242)                      (47)
     Accounts payable.....................................................                 (55)                   (1,141)
     Accrued expenses.....................................................                 237                      (422)
     Income taxes.........................................................                 241                       201
     Deferred service contract revenue....................................                 519                       551
                                                                           -------------------       -------------------
     Total adjustments....................................................                (158)                     (688)
                                                                           -------------------       -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................               2,473                     1,398
                                                                           -------------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities...................................              (2,200)                   (1,050)
     Maturities of marketable securities..................................               2,000                       507
     Purchases of property and equipment..................................                (234)                     (305)
                                                                           -------------------       -------------------
NET CASH USED IN INVESTING ACTIVITIES.....................................                (434)                     (848)
                                                                           -------------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised..............................................                  89                       166
     Repurchases and retirement of common stock...........................              (3,896)                     (633)
                                                                           -------------------       -------------------
NET CASH USED IN FINANCING ACTIVITIES.....................................              (3,807)                     (467)
                                                                           -------------------       -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................              (1,768)                       83

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................              12,998                    13,607
                                                                           -------------------       -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................. $            11,230       $            13,690
                                                                           ===================       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid.................................................... $             1,205       $             1,077
                                                                           ===================       ===================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        5

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

In the opinion of the Company, its financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position and results of operations. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K.


(2) NET INCOME PER SHARE

Net income per share is based on the weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options. In computing net income per share, the Company currently utilizes the modified treasury stock method and in the prior year periods, used the treasury stock method (See Note 5). The computations of the weighted average number of shares outstanding for the three and nine months ended September 30, 1997 and 1996 are as follows (in thousands):


                                                                 THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                                        -------------------------------------  -----------------------------------
                                                              1997             1996                 1997                1996
                                                        ----------------   -------------       --------------      ---------------
Common Stock..........................................             3,258           3,850                3,397                3,842
Common Stock equivalents - options....................               426             247                  310                  238
                                                        ----------------   -------------       --------------      ---------------
Weighted average common and common
equivalent shares outstanding.........................             3,684           4,097                3,707                4,080
                                                        ================   =============       ==============      ===============


                              EQUINOX SYSTEMS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               September 30, 1997
                                   (UNAUDITED)


(3) INVENTORIES

Inventories consist of the following (in thousands):


                                         SEPTEMBER 30,          DECEMBER 31,
                                             1997                   1996
                                      -------------------     -----------------
Raw materials........................ $               944     $           1,022
Work-in-progress.....................                 485                   318
Finished goods.......................               2,396                 2,733
                                      -------------------     -----------------
                                      $             3,825     $           4,073
                                      ===================     =================



(4) COMMON STOCK - STOCK REPURCHASE PROGRAM

In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1995 and 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions. To date, the Company has purchased a total of 447,600 additional shares at a purchase price of approximately $3,896,000 during 1997 under its most recent buy back plan.


(5) NEWLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which is required to be adopted as of December 31, 1997. Upon adoption, all prior earnings per share amounts are required to be retroactively restated. The impact of SFAS No. 128 is expected to result in an increase to basic earnings of $0.04 per share for the three months ended and $0.05 per share for the nine months ended September 30, 1997 as compared to the primary earnings per share amounts included herein. Diluted earnings per share would result in an increase of $0.02 per share for the three months ended and nine months ended September 30, 1997 compared to fully diluted amounts presented herein.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES. Net sales for the quarter increased 11% to $7.3 million in 1997 from $6.6 million in 1996. Sales of Serial I/O Products increased 37% to $5.6 million in 1997 from $4.1 million in 1996, primarily due to a 58% increase in sales to OEM customers (including the Hewlett Packard Company) and a 24% increase in sales to distributors. Although the Company believes there are future growth opportunities related to existing and potential OEMs, sales to these customers are difficult to predict as they fluctuate along with the demand for the OEMs' final product, over which Equinox has no control.

Sales of Data Switching Systems and Terminal Servers, collectively, decreased 32% to $1.7 million in 1997 from $2.5 million in 1996. This decrease is primarily attributable to fewer sales of Terminal Server products to distributors and fewer direct sales of Data Switching Systems to end-users. Management believes that the market for Data Switching Systems and its current Terminal Server will continue to decline over time.

COST OF SALES. Cost of sales for the quarter increased 5% to $3.5 million in 1997 from $3.4 million in 1996, primarily due to higher sales volume. As a percentage of net sales, cost of sales decreased to 49% in 1997 from 51% in 1996. This was primarily the result of greater absorption of overhead due to higher production volume as well as increased efficiencies.

The Company's gross margin is dependent on overhead levels as well as product and channel mix, which historically fluctuates from period to period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $0.7 million in 1997 and 1996. As a percentage of net sales, research and development expenses were 10% in 1997 and 1996. Research and development costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses were $1.5 million in 1997 and 1996. Although the Company has not incurred incremental SG&A costs in connection with increased sales, management expects SG&A costs to increase in future periods as the Company continues to grow. As a percentage of net sales, SG&A expenses decreased to 20% in 1997 from 22% in 1996 due to increased net sales.

INCOME FROM OPERATIONS. Income from operations for the three months increased 47% to $1.6 million from $1.1 million in 1996, primarily due to increased sales and gross profit.

OTHER INCOME, NET. Other income, which primarily consists of interest income, approximated $0.1 million for both 1997 and 1996.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter was $0.6 million in 1997 and $0.4 million in 1996. The Company's effective rate decreased to 35% in 1997 from 38% in 1996.

NET INCOME. Net income for the three months increased 49% to $1.1 million in 1997 from $0.7 million in 1996 primarily as a result of increased sales and gross profit. As a percentage of net sales, net income increased to 15% in 1997 from 11% in 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET SALES. Net sales for the nine months increased to $20.2 million in 1997 from $18.7 million in 1996, an increase of $1.5 million, or 8%. Sales of Serial I/O Products increased to $15.3 million from $12.5 million in 1996, an increase of $2.8 million or 22%, primarily due to greater sales volume to distributors which increased 20%, as well as greater sales volume to OEM customers (principally
HP).

Sales of Data Switching Systems and Terminal Servers, collectively, decreased to $4.9 million in 1997 from $6.2 million in 1996, a decrease of $1.3 million or 21%. This decrease is attributable to fewer direct sales of Data Switching Systems and reduced sales of Terminal Servers to the Company's distributors.

COST OF SALES. Cost of sales for the nine months increased to $10.0 million from $9.6 million in 1996, an increase of 4% primarily due to higher net sales. As a percentage of net sales, cost of sales decreased to 50% in 1997 from 51% in 1996. This was primarily the result of greater absorption of overhead due to higher production volume as well as increased efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months increased to $2.2 million from $1.9 million in 1996, an increase of 11% primarily due to increased personnel and related expenses. As a percentage of net sales, research and development expenses increased to 11% in 1997 from 10% in 1996 primarily due to increased personnel partially offset by higher net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the nine months increased to $4.3 million from $4.1 million, an increase of 5%, primarily due to increased sales personnel and related expenses. As a percentage of net sales, SG&A expenses decreased to 21% in 1997 from 22% in 1996 primarily due to higher net sales.

INCOME FROM OPERATIONS. Income from operations for the nine months increased to $3.7 million from $3.0 million in 1996, an increase of $0.7 million primarily due to increased sales and gross profit. As a percentage of net sales, income from operations increased to 18% in 1997 from 16% in 1996.

OTHER INCOME, NET. Other income, which primarily consists of interest income, approximated $0.4 million for both 1997 and 1996.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the nine months was $1.4 million in 1997 and $1.3 million in 1996. The effective rate decreased to 35% in 1997 from 38% in 1996.

NET INCOME. Net income for the nine months increased to $2.6 million in 1997 from $2.1 million in 1996, an increase of 26%. As a percentage of net sales, net income increased to 13% in 1997 from 11% in 1996, primarily as a result of increased sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.0 million at September 30, 1997, compared with $18.9 million at December 31, 1996. Cash and cash equivalents combined with marketable securities were $12.8 million at September 30, 1997, compared with $14.3 million at December 31, 1996. The decrease is primarily due to repurchases of common stock partially offset by cash generated from operations.

Net cash provided by operating activities during the first nine months of 1997 was $2.5 million compared to $1.4 million for the nine months ended September 30, 1996. This was primarily due to increased net income.

Net cash used in financing activities during the first nine months of 1997 was $3.8 million due to repurchases of common stock. In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1995 and 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. To date, the Company has repurchased a total of 447,600 additional shares at a purchase price of approximately $3,896,000 under this buyback plan.

As of September 30, 1997, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b) During the three months ended September 30, 1997, the Company did not file any reports on Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EQUINOX SYSTEMS INC.


                                        /S/ MARK KACER
                                        ----------------------------------------
                                        MARK KACER, Chief Financial Officer
                                        (Principal Financial Officer)



DATE: October 28, 1997

                                 EXHIBIT INDEX



EXHIBIT        DESCRIPTION
-------        -----------

27             Financial Data Schedule