Form 10-K405
period 1997-12-31
EQUINOX SYSTEMS INC
filed 1998-03-31
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

 For the Fiscal Year ended December 31, 1997         Commission file No. 0-21450

                              EQUINOX SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

State of incorporation: Florida    I.R.S. Employer Identification No. 59-2268442

Address of principal executive offices: One Equinox Way - Sunrise, Florida 33351

                            Telephone: (954) 746-9000

        Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock (par value $.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 25, 1998, was approximately $66,646,000 based on the $21.37 closing sale price for the Common Stock quoted on the Nasdaq National Market on such date (assuming all executive officers and directors are affiliates).

The number of shares of Common Stock outstanding as of March 25, 1998 was 3,416,300.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement relative to its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Annual Report.


                                 INDEX TO ITEMS

                                                                                                               PAGE

PART I

Item 1.         Business.......................................................................................3

Item 2.         Properties.....................................................................................6

Item 3.         Legal Proceedings..............................................................................6

Item 4.         Submission of Matters to a Vote of Security Holders............................................6


PART II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters......................7

Item 6.         Selected Financial Data........................................................................8

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations..........9

Item 7A.        Market Risk....................................................................................13

Item 8.         Financial Statements and Supplementary Data....................................................14

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........27


PART III

Item 10.        Directors and Executive Officers of the Registrant.............................................27

Item 11.        Executive Compensation.........................................................................27

Item 12.        Security Ownership of Certain Beneficial Owners and Management.................................27

Item 13.        Certain Relationships and Related Transactions.................................................27

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................27



Signatures.....................................................................................................28


                                     PART I

ITEM 1.  BUSINESS

Equinox Systems Inc. ("Equinox" or the "Company") designs and markets Server-based communications products.

Personal Computers (PCs) used at the center of a network are called "Servers". PC Servers have dramatically increased in computing power over the last several years and their operating systems now have much more functionality. These low-cost Servers have an "Open" architecture allowing the addition of hardware and software from different vendors to adapt the Server to specific tasks. Originally, they were used mainly as file servers for LANs (local area networks), but today's Servers are replacing legacy computer systems at an increasing rate and are now being used as the central processing unit for a very wide array of applications, with and without LANs.

Equinox products add high-speed serial communications ports to Servers so that they can be used for Server-based applications such as remote access, commercial point-of-sale and industrial automation. The Company's products are all comprised of a combination of Equinox-designed ASIC (application specific integrated circuit) hardware, Equinox-designed driver software and Equinox-designed management software. The driver software integrates the product into the Server's operating system while the management software provides configuration, diagnostic and monitoring functions.

The Company primarily sells its products through a worldwide, multi-tiered distribution channel under the Equinox brand name. The Company's distributors, including Ingram Micro, Tech Data and Merisel, resell the products to system integrators and value-added resellers ("VARs"). These integrators and VARs typically incorporate the Company's products into Servers along with other hardware and software and sell the combination to end-users. Equinox also sells its products directly to original equipment manufacturers ("OEMs") such as IBM, Hewlett Packard, AT&T, NCR and Unisys who incorporate the products into their own Servers and sell these systems under their "private label" brand name.

PRODUCTS

Equinox categorizes its products by how they are attached to Servers; "Bus-attached" or "LAN-attached". Bus-attached products plug directly into bus expansion slots in the Server's motherboard and LAN-attached products connect to the Server through an Ethernet LAN. The Company's Bus-attached product offerings consist of the SuperSerial product line and the older generation Megaport and Megaplex product lines. The Company's ELS Terminal Server and DSS Data Switching System product lines comprise its LAN attached product offerings.

BUS-ATTACHED PRODUCTS

Using a single bus expansion slot in the Server's motherboard, Equinox SuperSerial products add from 2 to 128 high-performance serial ports to the Server. Using multiple bus expansion slots, the number of ports that can be added is restricted only by the limitations of the software being used. The low-end members of the SuperSerial product family have a fixed number of ports per bus expansion slot while the high-end members can be expanded with external "port modules" to provide up to 128 ports per expansion slot .

SuperSerial products are available for Servers with PCI, ISA or EISA busses and all models include Equinox driver software for Microsoft Windows NT, Citrix, Novell NetWare and all popular versions of UNIX. SuperSerial products support serial port speeds up to 920,000 bits per second and their driver software is tightly coupled to their ASIC-based hardware to minimize degraded Server performance even under conditions of heavy communications traffic.

Equinox EquiView management software is included with each of its SuperSerial products. EquiView is a graphical Windows NT application program that provides configuration, monitoring and analysis of all user data traffic and communications port status.

The SuperSerial Modem Pool is specifically targeted at Server-based remote access applications. It integrates SuperSerial hardware and software with up to 128 standard internal modems of any brand, and efficiently links them into the Server's operating system through a single bus expansion slot. The Company's continuing development efforts include further integration of modem/ISDN functionality and enhanced protocol processing to significantly lower the cost of implementing Server-based remote access systems.

LAN-ATTACHED PRODUCTS

Equinox "ELS" Terminal Servers add 8 to 48 high-performance serial ports to Servers or legacy computers connected to an Ethernet LAN. They are available with both fixed numbers of ports and in expandable models and they connect to the Ethernet LAN using either Internet standard TCP/IP or LAT protocols.

Equinox DSS Systems can perform the same functions as ELS Terminal Servers in addition to the routing or switching of local serial communications traffic. Like the ELS, the DSS can connect to Ethernet LANs using either Internet standard TCP/IP or LAT protocols and it features a modular design that can easily expand to thousands of ports. DSS Systems can also perform the routing or switching of communications traffic for computer systems that are not connected to Ethernet LANs. The DSS includes on-line redundancy and sophisticated configuration, management, monitoring and diagnostic software tailored to large data centers, which is where DSS systems are usually deployed.

The following table illustrates the Company's sales of Bus-attached products and LAN-attached products over the past three years (dollars are in thousands):


                                    1997                         1996                        1995
                             ------------------           ------------------          ------------------
                              NET          % OF            NET         % OF            NET         % OF
                             SALES        TOTAL           SALES        TOTAL          SALES        TOTAL
                             -----        -----           -----        -----          -----        -----
Bus-Attached Products.....   $  21,995      78 %          $  17,043       69 %         $  12,664       63 %

LAN-Attached Products.....       6,378      22 %              7,736       31 %             7,558       37 %
                             ---------   -------          ---------    -------         ---------   --------
                             $  28,373     100 %          $  24,779      100 %         $  20,222      100 %
                             =========   =======          =========    =======         =========   ========


PRODUCT DISTRIBUTION AND CUSTOMERS

Equinox sells the majority of its products through a worldwide network of distributors and OEM customers.

The Company's distribution agreements are customary for the industry. Distributors are nonexclusive and the Company does not restrict them from selling competitive products. Distributors are typically entitled to return a pre-determined quantity of products from their inventory for stock rotation purposes provided they place an order for other products of at least the same value. Additionally, if the Company reduces its prices, the Company credits its distributors for the difference between the original purchase price of products remaining in the distributor's inventory and the reduced price for such products.

Domestically, Equinox distributes its products through approximately 25 national and regional distributors. The Company's national distributors, which sell primarily to system integrators and VARs, include Ingram Micro, Tech Data and Merisel. Regional distributors serve system integrators and VARs within their local geographic areas and often focus on specialized market segments or applications.

Internationally, Equinox distributes its products through approximately 50 independent distributors who resell to customers in over 40 foreign countries. International distributors typically provide technical support and follow-up service directly to their customers. See Note 11 of "Notes to Consolidated Financial Statements", Item 8, for information concerning the Company's export sales.

International sales are denominated and transacted in U.S. dollars and are subject to risks common to export activities including government regulation, trade barriers and fluctuating currency exchange rates. In addition, the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has not experienced any difficulty in conducting export sales, including obtaining necessary export licenses.

The Company's OEM customers typically incorporate the Company's Bus-attached products into their own product offerings and sell them under their private label. Whenever possible, the Company works with existing and potential OEM customers in their product development cycles to design product enhancements and new products to meet the OEMs' requirements. Sales to OEMs typically involve extensive product and system evaluations and the Company's product shipments are linked to the OEM's own development cycle, product introduction and market acceptance of the OEM's systems. The Company's OEM customers include IBM, Hewlett-Packard, AT&T, NCR and Unisys.

MANUFACTURING

Independent contractors manufacture the majority of Equinox products. The Company has formal agreements with these independent contractors and such agreements include customary provisions for termination by either party for events such as bankruptcy, merger or nonperformance. These contractors procure all necessary parts and components, assemble finished products and perform quality control testing of finished products. The Company's purchases of finished products from these contractors generally are made on the basis of adjustable quarterly production schedules provided by the Company.

The Company believes there are many advantages to using contractors to manufacture its products, including: reduced capital requirements, reduced need for facilities and equipment, reduced headcount requirements and reduced component inventory requirements. Currently, a separate independent contractor manufactures each product line and the Company continually reviews and evaluates alternative contractors. In the event that any of its existing contractors were to cease doing business or otherwise become unable to meet the Company's requirements, management believes that the Company would be able to quickly develop alternative sources including internal final assembly and testing, as the Company has done in the past.

MARKETING AND SALES

The Company's sales and marketing personnel recruit new distributors, support the Company's existing national and international distributors, market the Company's products to OEMs and participate in industry trade shows.

Equinox advertises in technical trade publications and distributor catalogs. It also participates in cooperative advertising efforts with its distributors. A substantial portion of the Company's marketing efforts and expenditures are directed toward participation in regional, national and international trade shows, such as Networld+Interop, PC Expo, Comdex, SCO Forum, Comnet and CeBIT in Germany. The Company's marketing activities also include distribution of sales and product literature, qualification of sales leads, distribution of newsletters to customers and periodic direct mailings to prospective resellers and end users.

BACKLOG

The Company's customers typically place orders for delivery within a short period of time, therefore the Company does not believe that its backlog is a good indicator of future sales. The Company is required to carry sufficient inventory of finished products to meet its goal of shipping within one week of receipt of an order. At December 31, 1997, the Company's backlog was $1.5 million, the same as it was at December 31, 1996. The Company anticipates that its backlog at December 31, 1997 will be satisfied in 1998.

COMPETITION

The Server-based communications market is intensely competitive and characterized by continued and rapid technological advances in both hardware and software development. These advances may result in short product life cycles and frequent product performance improvements. The Company's success can be significantly affected by the product introductions and marketing activities of other industry participants.

TRADEMARKS AND PATENTS

Due to the rapid pace of innovation in the computer industry, Equinox believes that factors such as the technological and creative skills of its personnel and the ability to design, enhance, market and support new products are more important for establishing and maintaining a leading position within the industry than patents, copyrights or other legal protections for its technology. The Company does not hold any patents or copyrights relating to its products or the technology or software incorporated therein. The Company attempts to protect its trade secrets and other proprietary information primarily through agreements with its employees and certain third parties. However, there can be no assurance that others will not develop products or technology that are equivalent or superior to those of the Company or that the safeguards on which the Company relies will be adequate to protect its interests. The Company has registered the Equinox service mark in the United States and several other countries.

EMPLOYEES

At December 31, 1997, Equinox had a total of 95 full-time employees, of which 26 were engaged in research and development, 19 were engaged in manufacturing, 18 were engaged in sales and marketing, 14 were engaged in technical support and service and 18 were in executive, finance and administrative positions. The Company also employs temporary personnel on an as-needed basis. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

Competition for qualified employees in the Company's industry is intense. To date, the Company has not experienced any material difficulty in recruiting or retaining qualified personnel. However, Equinox believes that its future success will depend in part on its continued ability to recruit, motivate and retain qualified personnel.

ITEM 2.  PROPERTIES

The Company's headquarters and operations occupy a 45,000 square foot building located on 6.5 acres of land in Sunrise, Florida. The Company owns this property debt-free and believes it is more than adequate to support its present operations. In addition, this site is zoned for the construction of an additional 45,000 square foot building, which the Company believes would accommodate its growth over the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and other claims arising in the ordinary course of its business. The Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the Nasdaq National Market. The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the Nasdaq National Market.

                                       HIGH                       LOW
                                   -----------                ----------
1996        First Quarter          $      9.75                $     7.38
            Second Quarter               15.75                      9.25
            Third Quarter                14.63                      9.75
            Fourth Quarter               13.00                      8.00

1997        First Quarter                10.38                      8.50
            Second Quarter               11.25                      8.50
            Third Quarter                14.63                      9.88
            Fourth Quarter               19.13                     13.13


As of March 25, 1998, there were approximately 58 holders of record (and an estimated 2,000 beneficial owners) of the 3,416,300 outstanding shares of Common Stock. The closing sale price for the Common Stock on March 25, 1998 was $21.37.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial data has been derived from the Company's financial statements (the three most recent years are included in Item
8), which have been audited by Arthur Andersen LLP, independent certified public accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1997, included in
Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                               YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                          1997                1996              1995                  1994             1993
                                      ---------          ----------          ---------           ----------          ---------
INCOME STATEMENT DATA:
Net sales...........................  $  28,373          $   24,779          $  20,222           $   20,044          $  18,500
Cost of sales.......................     13,951              12,774             10,554                9,633              9,029
                                      ---------          ----------          ---------           ----------          ---------
Gross profit........................     14,422              12,005              9,668               10,411              9,471
                                      ---------          ----------          ---------           ----------          ---------
Research and development............      2,857               2,640              2,149                1,954              2,310
Selling, general and administrative.      6,092               5,569              5,515                5,451              5,681
                                      ---------          ----------          ---------           ----------          ---------
Total operating expenses............      8,949               8,209              7,664                7,405              7,991
                                      ---------          ----------          ---------           ----------          ---------
Income from operations..............      5,473               3,796              2,004                3,006              1,480
Other income, net ..................        555                 486                639                  361                369
                                      ---------          ----------          ---------           ----------          ---------
Income before income taxes and
 cumulative  effect of change in
 accounting principle...............      6,028               4,282              2,643                3,367              1,849
Provision for income taxes..........      2,121               1,527              1,023                1,283                721
                                      ---------          ----------          ---------           ----------          ---------
Income before cumulative effect
 of change in accounting principle..      3,907               2,755              1,620                2,084              1,128
Cumulative effect of change in
 accounting principle (1)...........        --                 --                  --                   --                500
                                      ---------           ---------           --------            ---------           --------
Net income..........................   $  3,907           $   2,755           $  1,620            $   2,084           $  1,628
                                      =========           =========           ========            =========           ========
Income per share:

Basic (2) (3).......................   $   1.15           $   0.72            $  0.40             $   0.53            $  0.47
                                       =========          =========           ========            =========           ========
Diluted (2) (3).....................   $   1.08           $   0.68            $  0.39             $   0.52            $  0.43
                                       =========          =========           ========            =========           ========


                                        1997                1996                1995                1994                1993
                                      ---------          ----------          ---------           ----------          ---------
BALANCE SHEET DATA AT END OF YEAR:

Working capital.....................  $  18,810          $   18,904          $  17,849           $   18,582          $  17,539
Total assets........................     27,583              26,748             26,828               27,635             22,684
Long-term debt .....................         --                  --                 --                   --                 --
Shareholders' equity................     21,935              22,291             21,285               21,128             18,115


----------------------------------------------------

(1) In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(2) Amounts prior to 1997 have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(3) Basic and diluted earnings per share attributable to the cumulative effect of change in accounting principle were $ 0.15 and $ 0.13, respectively, in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements, which reflect the current views of the Company with respect to future events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" and elsewhere herein, that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of net sales:

                                                 PERCENTAGE OF NET SALES
                                            --------------------------------
                                            1997          1996          1995
                                            ----          ----          ----
Net sales................................   100%           100%          100%
Cost of sales............................    49             52            52
                                           -----          -----          ----
   Gross profit..........................    51             48            48
Research and development.................    10             11            11
Selling, general and administrative......    22             22            27
                                           -----          -----          ----
   Total operating expenses..............    32             33            38
                                           -----          -----          ----
   Income from operations................    19             15            10
Other income, net........................     2              2             3
                                           -----          -----          ----
   Income before income taxes ...........    21             17            13
Provision for income taxes...............     7              6             5
                                           -----          -----          ----
Net income...............................    14%            11%            8%
                                           =====          =====          ====


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES. Net sales increased to $28.4 million in 1997 from $24.8 million in 1996, an increase of $3.6 million, or 15%.

Bus-attached product sales increased 29% to $22.0 million in 1997 from $17.1 million in 1996, due to increased sales through both distributors and OEMs. Distributor sales of Bus-attached products grew by 8% whereby OEM sales of Bus-attached products grew by 44%.

The Hewlett-Packard Company, the Company's top OEM customer, represented 24% of the Company's net sales during 1997 and 15% during 1996. Ingram-Micro, the Company's top distributor, represented 11% of the Company's total net sales in 1997. Although they represent single-customer sales to Equinox, both Hewlett-Packard and Ingram-Micro resell Equinox products to a broad base of customers.

LAN-attached product sales decreased 17% to $6.4 million in 1997 from $7.7 million in 1996. This decrease is attributable to a 21% decline in sales of ELS products to $3.7 million and a 13% decline in sales of DSS products to $2.7 million. Management believes that sales of ELS and DSS products will continue to decline over time.

Export net sales increased to $5.7 million in 1997 from $5.2 million in 1996, an increase of $0.5 million or 10% due primarily to higher sales in Europe and the Pacific Rim. Sales to Asian customers represented 4% of net sales in 1997 and 3% in 1996. As a percentage of net sales, export net sales decreased to 20% in 1997 from 21% in 1996.

COST OF SALES. Cost of sales increased 9% to $14.0 million in 1997 from $12.8 million in 1996 primarily due to higher sales volume. As a percentage of net sales, cost of sales declined to 49% in 1997 from 52% in 1996. This improvement was primarily the result of greater absorption of overhead due to increased volumes and efficiencies.

The Company's gross margin is dependent in part on product mix, channel mix and overhead expense which can all fluctuate from year to year. Increased sales to OEM customers may negatively impact the Company's future gross margin, as OEM sales are typically priced lower than distribution sales. However, the reduced sales/support requirements of OEM customers typically result in favorable contributions to operating margins. As a result, management believes there is little difference in operating margins between distribution sales and OEM sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 8% to $2.9 million in 1997 from $2.6 in 1996 primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 10% in 1997 and 11% in 1996. The Company does not capitalize any of its software development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 9% to $6.1 million in 1997 from $5.6 million in 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 21% in 1997 from 22% in 1996 due to continued efficiencies realized from selling products through OEMs and multi-tiered distribution.

INCOME FROM OPERATIONS. Income from operations increased to $5.5 million in 1997 from $3.8 million in 1996, an increase of $1.7 million primarily due to increased sales and gross profit partially offset by increased operating expenses. As a percentage of net sales, income from operations increased to 19% in 1997 from 15% in 1996.

OTHER INCOME, NET. Other income, net, which includes interest income, increased to $0.6 million in 1997 from $0.5 million in 1996, an increase of 14% primarily due to higher interest rates on invested cash balances. As a percentage of net sales, other income was 2% in 1997 and 1996.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased to $2.1 million in 1997 from $1.5 million in 1996, an increase of $0.6 million as a result of the Company's increased income from operations. The Company's effective tax rate decreased to 35% in 1997 from 36% in 1996.

NET INCOME. Net income increased to $3.9 million in 1997 from $2.8 million in 1996, an increase of 42%. As a percentage of net sales, net income increased to 14% in 1997 from 11% in 1996, primarily as a result of increased sales and gross profit partially offset by increased operating expenses.


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales increased to $24.8 million in 1996 from $20.2 million in 1995, an increase of $4.6 million, or 23%.

Bus-attached product sales increased 34% to $17.1 million in 1996 from $12.7 million in 1995, due to greater sales volume through both distributors and OEMs. Distributor sales of Bus-attached products grew by 50% whereby OEM sales of Bus-attached products grew by 13%.

LAN-attached product sales increased 2% to $7.7 million in 1996 from $7.5 million in 1995. This was due to a 50% increase in sales of DSS products offset by a 16% decline in sales of ELS products.

Export net sales decreased to $5.2 million in 1996 from $5.4 million in 1995, a decrease of $0.2 million or 4% due to reduced sales in Latin America. As a percentage of net sales, export net sales decreased to 21% in 1996 from 27% in 1995.

COST OF SALES. Cost of sales increased 21% to $12.8 million in 1996 from $10.6 million in 1995 primarily due to higher net sales. As a percentage of net sales, cost of sales were 52% in 1996 and 1995.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 23% to $2.6 million in 1996 from $2.1 million in 1995 primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 11% in 1996 and 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 1% to approximately $5.6 million from $5.5 million in 1995. As a percentage of net sales, selling general and administrative expenses decreased to 22% in 1996 from 27% in 1995 due to continued efficiencies realized from selling products through OEM's and multi-tiered distribution.

INCOME FROM OPERATIONS. Income from operations increased to $3.8 million in 1996 from $2.0 million in 1995, an increase of $1.8 million primarily due to increased sales and gross profit partially offset by increased operating expenses (primarily R&D related). As a percentage of net sales, income from operations increased to 15% in 1996 from 10% in 1995.

OTHER INCOME, NET. Other income, net, which includes interest income, decreased to $0.5 million in 1996 from $0.6 million in 1995, a decrease of 24% primarily due to lower interest rates on invested cash balances. As a percentage of net sales, other income decreased to 2% in 1996 from 3% in 1995.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes increased to $1.5 million in 1996 from $1.0 million in 1995, an increase of $0.5 million as a result of the Company's increased income from operations. The Company's effective tax rate decreased to 36% in 1996 from 39% in 1995 primarily due to a reduction in state taxes.

NET INCOME. Net income increased to $2.8 million in 1996 from $1.6 million in 1995, an increase of 70%. As a percentage of net sales, net income increased to 11% in 1996 from 8% in 1995, primarily as a result of increased sales and gross profit partially offset by increased operating expenses (primarily R&D related).


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.8 million at December 31, 1997, compared with $18.9 million at December 31, 1996. Cash and cash equivalents and marketable securities were $15.7 million at December 31, 1997, compared with $14.3 million at December 31, 1996. The increase is primarily due to cash generated from operations partially offset by repurchases of common stock.

Net cash provided by operating activities was $6.4 million for the year ended December 31, 1997, compared to $2.5 million and $1.2 million for the years ended December 31, 1996, and 1995, respectively. This was primarily due to higher net income as well as a decrease in inventories and increases in accounts payable and accrued expenses. Net cash used in investing activities was $0.5 million for the year ended December 31, 1997, primarily due to purchases of property and equipment and net purchases of marketable securities. As of December 31, 1997, the Company had no material commitments for capital expenditures.

Net cash used in financing activities was $4.8 million for the year ended December 31, 1997 compared to $1.9 and $1.6 million for the years ended December 31, 1996 and 1995, respectively. Net cash used in investing activities in each year was used for repurchases of common stock offset by funds received in connection with employee stock option exercises. In November 1994, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's issued and outstanding common stock. During 1995 and 1996, the Company repurchased 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 547,000 shares at a purchase price of approximately $5,409,000 under its most recent buyback plan. Repurchases, if any, may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

YEAR 2000 COMPLIANCE

Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the

Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company' results of operations, financial position or cash flows. Implementation is expected to be completed before December 31, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's consolidated results throughout 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

EXPOSURE TO NATURAL DISASTERS

The Company's headquarters facility, as well as certain of its turn-key manufacturers, are located in areas prone to natural disasters, specifically hurricanes. In August 1992, Hurricane Andrew caused extensive damage to the Company's former headquarters facility and the majority of the Company's assets. While the Company recovered quickly from that disaster, the Company believes that its operating results and financial condition could be adversely affected should another natural disaster strike its current facility, any of its turn-key manufacturers, or any of its major customers.

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

DISTRIBUTION AND OEM RISKS

The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (A distributor and an OEM customer collectively accounted for 35% of the Company's net sales during 1997). The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

PRODUCT RETURNS, PRICE PROTECTION AND WARRANTIES

As is typical in the computer industry, the Company's distributors may be entitled to return inventory to the Company for stock rotation purposes and receive credit against other purchases on terms relating to price and volume negotiated with the Company. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. The Company's 3-5 year limited warranty permits customers to return any product for repair or replacement if the product does not perform as warranted. There can be no assurance that product returns, price protection and warranty claims will not have a material adverse effect on the Company's future operating results. The Company seeks to continually introduce new and enhanced products which could result in higher product returns and warranty claims due to risks inherent in the introduction of such products.

DEPENDENCE ON KEY PERSONNEL

William A. Dambrackas, the Company's Founder, Chairman and Chief Executive Officer, Robert F. Gintz, the Company's Vice President, Development, Mark Kacer, the Company's Vice President, Finance and Administration, Thomas E. Garrett, the Company's Vice President, Sales, and Robert S. Sowell, the Company's Vice President, Technical Operations, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.

ITEM 7A.  MARKET RISK

Management believes the Company's exposure to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments is minimal, as the Company does not use any derivative financial instruments. The Company is also debt-free, transacts all business in U.S. dollars and utilizes short-term investments which consist of investment grade corporate obligations, U.S. Treasury obligations and tax-exempt borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     PAGE

Report of Independent Certified Public Accountants................................................... 15

Consolidated Balance Sheets as of December 31, 1997 and 1996......................................... 16

Consolidated Statements of Income For the Years Ended December 31, 1997, 1996 and 1995............... 17

Consolidated Statements of Shareholders' Equity For the Years Ended December 31, 1997, 1996 and 1995. 18

Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995........... 19

Notes to Consolidated Financial Statements........................................................... 20


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Equinox Systems Inc.:

We have audited the accompanying consolidated balance sheets of Equinox Systems Inc. (a Florida corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equinox Systems Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP



Fort Lauderdale, Florida,
   January 27, 1998.

                              EQUINOX SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   DECEMBER 31,
                                                                         ---------------------------------
                                                                           1997                       1996
                                                                           ----                       ----
                             ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..................................         14,209                      12,998
     Marketable securities......................................          1,500                       1,350
     Accounts receivable .......................................          3,881                       3,708
     Inventories................................................          3,295                       3,845
     Deferred income taxes......................................          1,132                       1,037
     Prepaid expenses and other current assets..................            441                         423
                                                                     ----------                    --------
       Total current assets.....................................         24,458                      23,361
                                                                     ----------                    --------
PROPERTY AND EQUIPMENT, at cost.................................          5,513                       5,212
     Less - accumulated depreciation and amortization...........         (2,388)                     (1,825)
                                                                     ----------                    --------
                                                                          3,125                       3,387
                                                                     ----------                    --------
                                                                         27,583                      26,748
                                                                      =========                    =========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...........................................          3,058                       2,294
     Accrued expenses...........................................          1,948                       1,588
     Deferred service contract revenue..........................            143                         192
     Accrued income taxes.......................................            499                         383
                                                                     ----------                    --------
       Total current liabilities................................          5,648                       4,457
                                                                     ----------                    --------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:

     Preferred stock, $0.01 par value, 1,000,000
       shares authorized; no shares issued or outstanding                    --                          --
     Common stock, $0.01 par value, 15,000,000 shares
       authorized; 3,259,443 and 3,689,833 shares issued
       and outstanding in 1997 and 1996, respectively                        33                          37
     Additional paid-in capital.................................          8,280                      12,030
     Retained earnings..........................................         13,622                      10,224
                                                                     ----------                    --------
         Total shareholders' equity.............................         21,935                      22,291
                                                                     ----------                    --------
                                                                         27,583                      26,748
                                                                      =========                   =========


        The accompanying notes are an integral part of these consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                        1997                    1996                        1995
                                                    ---------                ---------                  ---------
NET SALES.......................................    $  28,373                $  24,779                  $  20,222
COST OF SALES...................................       13,951                   12,774                     10,554
                                                    ---------                ---------                  ---------
   Gross profit...............................         14,422                   12,005                     9,668
                                                    ---------                ---------                  ---------
OPERATING EXPENSES:
   Research and development.....................        2,857                    2,640                      2,149
   Selling, general and administrative..........        6,092                    5,569                      5,515
                                                    ---------                ---------                  ---------
     Total operating expenses...................        8,949                    8,209                      7,664
     Income from operations.....................        5,473                    3,796                      2,004
                                                    ---------                ---------                  ---------
OTHER INCOME, NET:
   Interest income..............................          547                      566                        646
   Other, net...................................            8                      (80)                       (7)
                                                    ---------                ---------                  ---------
     Total other income, net....................          555                      486                        639
                                                    ---------               ----------                 ----------
     Income before income taxes.................        6,028                    4,282                      2,643
PROVISION FOR INCOME TAXES......................        2,121                    1,527                      1,023
                                                   ----------               ----------                 ----------
     Net income.................................   $    3,907               $    2,755                 $    1,620
                                                   ==========               ==========                 ==========

EARNINGS PER SHARE (See Note 2):

     Basic......................................   $    1.15                $    0.72                  $    0.40
                                                   ==========               ==========                 ==========
     Diluted....................................   $    1.08                $    0.68                  $    0.39
                                                   ==========               ==========                 ==========


        The accompanying notes are an integral part of these consolidated financial statements.


                              EQUINOX SYSTEMS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                           COMMON STOCK
                                                      -----------------------     ADDITIONAL                       TOTAL
                                                     NUMBER OF                      PAID-IN       RETAINED     SHAREHOLDERS'
                                                      SHARES          AMOUNT        CAPITAL       EARNINGS         EQUITY
                                                     ----------      ------         -------       --------      -------------
Balance at December 31, 1994 ....................     4,084,660    $        41    $    15,238    $     5,849    $    21,128
Stock options exercised .........................        69,038              1            388           --              389
Imputed compensation on stock options
  granted .......................................          --             --               66           --               66
Repurchases of common stock .....................      (254,100)            (3)        (1,915)          --           (1,918)
Net income ......................................          --             --             --            1,620          1,620
                                                    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1995.....................     3,899,598             39         13,777          7,469         21,285
Stock options exercised .........................        36,135           --              257           --              257
Imputed compensation on stock options
  granted .......................................          --             --               16           --               16
Repurchases of common stock .....................      (245,900)            (2)        (2,020)          --           (2,022)
Net income ......................................          --             --             --            2,755          2,755
                                                    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1996 ....................     3,689,833             37         12,030         10,224         22,291
Stock options exercised .........................       117,210              1          1,145           --            1,146
Repurchases of common stock .....................      (547,600)            (5)        (4,895)          (509)        (5,409)
Net income ......................................          --             --             --            3,907          3,907
                                                    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1997.....................     3,259,443    $        33    $     8,280    $    13,622    $    21,935
                                                    ===========    ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                      1997                      1996                     1995
                                                                 ------------              ----------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................   $     3,907                $   2,755                 $  1,620
                                                                 -----------                ---------                 --------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation...............................................           563                      605                      425
   Provision for doubtful accounts and anticipated sales
     returns..................................................           905                      708                      974
   Provision for warranty costs...............................            99                      129                      181
   Provision (benefit) for deferred income taxes .............           (95)                     (39)                     308
   Recognition of deferred service contract revenue...........          (691)                    (756)                    (717)
   Imputed compensation on stock options......................            --                       16                       66
   Changes in operating assets and liabilities:
       Accounts receivable....................................         (1,078)                   (787)                  (1,329)
       Inventories............................................            550                      66                     (153)
       Prepaid expenses and other current assets..............            (18)                    (19)                     (41)
       Accounts payable.......................................            764                    (427)                    (294)
       Accrued expenses.......................................            261                    (414)                    (736)
       Deferred service contract revenue......................            642                     721                      711
       Income taxes...........................................            632                     (80)                     229
                                                                       ------                  ------                   ------
Total adjustments.............................................          2,534                    (277)                    (376)
                                                                       ------                  ------                   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................          6,441                   2,478                    1,244
                                                                       ------                  ------                   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities.........................         (2,300)                 (1,550)                  (1,000)
   Maturities of marketable securities........................          2,150                     707                    3,506
   Purchases of property and equipment........................           (301)                   (388)                  (1,267)
                                                                       ------                  ------                   ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...........           (451)                 (1,231)                   1,239
                                                                       ------                  ------                   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised....................................            630                     166                      298
   Repurchases of common stock................................         (5,409)                 (2,022)                  (1,918)
                                                                       ------                  ------                   ------
NET CASH USED IN FINANCING ACTIVITIES.........................         (4,779)                 (1,856)                  (1,620)
                                                                       ------                  ------                   ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........           1,211                    (609)                     863

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................          12,998                  13,607                   12,744
                                                                       ------                  ------                   ------
CASH AND CASH EQUIVALENTS, END OF YEAR.......................         $14,209                 $12,998                  $13,607
                                                                      =======                 =======                  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Income taxes paid.............................................       $  1,586                $ 1,646                  $   493
                                                                     ========                =======                  =======


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During 1997, 1996 and 1995, the Company realized income tax benefits of $516,000, $91,000 and $91,000, respectively, in connection with the exercise of stock options by certain current and former employees and directors. (Amounts are included in the Consolidated Statements of Shareholders' Equity within "Stock options exercised.") Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.


        The accompanying notes are an integral part of these consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS

Equinox designs and markets Server-based communications products, which are primarily sold through the Company's distribution channel under the Equinox brand name. Distributors resell the products to system integrators and value-added resellers ("VARs"). The resellers typically incorporate the products into Servers along with other hardware and software and sell the combination to end-users. Equinox also sells its products directly to original equipment manufacturers ("OEMs") that incorporate the products into their own Servers and sell these systems under their "private label" brand name.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in repurchase agreements, short-term Treasury bills and notes, and tax-exempt bond instruments. These securities mature within three months and, therefore, bear minimal interest rate risk.

MARKETABLE SECURITIES

Marketable securities consist of investment grade corporate obligations, U.S. Treasury obligations and tax-exempt bond instruments which will be held to their maturity and are carried at their net amortized cost. At December 31, 1997 and 1996, the aggregate market value of the securities approximated their cost.

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

INVENTORIES

Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories consist of the following as of December 31 (in thousands):

                                                    1997                  1996
                                               ---------              --------



Raw materials.............................       $    630            $  1,022
Work-in-process...........................            461                 318
Finished goods............................          2,204               2,505
                                                ---------            --------
                                                 $  3,295            $  3,845
                                                =========            ========

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

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Amounts prior to 1997 were restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Shares used in the computations for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                            1997            1996             1995
                                                           ------          ------           -----

Weighted average shares used in basic computation           3,405           3,835           4,076
Common stock equivalents - options                            211             205             118
                                                            -----           -----           -----
Weighted average shares used in diluted computation         3,616           4,040           4,194
                                                            =====           =====           =====

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

(3) ACCOUNTS RECEIVABLE

Accounts receivable are shown net of allowances for doubtful accounts and anticipated sales returns of $762,000 and $594,000 at December 31, 1997 and 1996, respectively, in the accompanying consolidated balance sheets.

(4) PROPERTY AND EQUIPMENT

The following is a summary of major classifications of property and equipment, at cost, as of December 31 (in thousands):


                                                    1997                    1996
                                                  ------                   ------

Computer equipment..........................      $1,586                   $1,580
Furniture and fixtures .....................       1,211                      919
Building, land and improvements.............       2,716                    2,713
                                                  ------                    -----
                                                  $5,513                   $5,212
                                                  ======                   ======


(5) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31 (in thousands):

                                                   1997                     1996
                                                  -----                    -----

Compensation related........................      $1,103                  $  730
Warranty costs..............................         645                     645
Other.......................................         200                     213
                                                  ------                   -----
                                                  $1,948                  $1,588
                                                  ======                  ======

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

An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense were approximately $65,000, $60,000 and $63,000 in 1997, 1996 and 1995, respectively.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7) COMMON STOCK - STOCK REPURCHASE PROGRAM

In November 1994, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. During 1995 and 1996, the Company repurchased a total of 500,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,000,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 547,600 shares at a purchase price of approximately $5,409,000 under its most recent buyback plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

(8) STOCK OPTION PLANS

The Company maintains four non-qualified stock option plans which cover officers, employees and directors. During 1997, a total of 156,000 stock options were granted pursuant to these plans at prices ranging from $8.81 to $9.75 per share which was the fair market value of the Company's common stock at the date of the grants.

The Company also maintains another plan (the "Directors' Plan") which provides for an automatic grant of options to purchase 10,000 shares of common stock at fair market value at the date of grant to each non-employee director of the Company upon election as a director. The Directors' Plan also provides for an automatic grant of options to purchase 2,500 shares of common stock at fair market value upon re-election as a director. During 1997, stock options to purchase 5,000 shares were granted at a price of $9.75 per share pursuant to the Directors' Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced by approximately $554,000, or $.16 per share in 1997, $304,000, or $.08 per share in 1996 and $37,000, or $.01 per share in 1995. The weighted average fair value of the options granted during 1997, 1996 and 1995 is estimated at $5.03, $5.75 and $3.47 respectively. The Company uses the Black-Scholes option-pricing model and has used assumed risk free interest rates of 6.32% in 1997, 6.52% in 1996 and 5.44% in 1995. Additional assumptions include: expected volatility of 44% in 1997 and 46% in 1996 and 1995, dividend yield of 0% for all years and an expected option holding period of six years.

As of December 31, 1997, a total of 1,717,157 shares of common stock have been authorized for issuance under all stock option plans. Options to purchase 976,682 shares were outstanding at December 31, 1997, and options to purchase 591,762 shares had been exercised as of such date.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Information with respect to the stock option plans in effect as of December 31, 1997 is summarized as follows:

                                        Shares                                               Weighted
                                      Available                Options                        Average
                                      For Grant               Outstanding                   Exercise Price
                                      ---------               -----------                   --------------

Balance at December 31, 1994.........    91,233                 458,481                      $  4.26
Options authorized...................   400,000                      --                           --
Options granted......................  (302,500)                302,500                         6.68
Options exercised....................       --                  (69,038)                        4.31
Options canceled.....................    14,307                 (15,807)                        5.63
                                      ---------                 --------
Balance at December 31, 1995.........   203,040                 676,136                         5.31
Options authorized...................   150,000                     --                            --
Options granted......................  (341,500)                341,500                        10.72
Options exercised....................       --                  (36,135)                        4.59
Options canceled.....................    37,809                 (38,245)                        5.37
                                      ---------                 --------
Balance at December 31, 1996.........    49,349                 943,256                         7.19
Options authorized...................   250,000                    --                             --
Options granted......................  (161,000)                161,000                         9.73
Options exercised....................       --                 (117,210)                        5.37
Options canceled.....................    10,364                 (10,364)                        8.62
                                      ---------                 --------
Balance at December 31, 1997.........   148,713                 976,682                         7.80
                                      =========                 ========

Options are exercisable within ten years from the date of grant with specific vesting periods, currently four years, set by the Board of Directors. Options granted to officers and employees expire three months after termination of employment. The following table summarizes information concerning currently outstanding and exercisable options:




                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                  ---------------------------------------------                 -----------------------------

                                    WEIGHTED
                                    AVERAGE             WEIGHTED                                     WEIGHTED
                                   REMAINING            AVERAGE                                      AVERAGE
    RANGE OF         NUMBER       CONTRACTUAL           EXERCISE                    NUMBER           EXERCISE
EXERCISE PRICES   OUTSTANDING     LIFE (YEARS)           PRICE                   EXERCISABLE          PRICE
---------------   -----------     ------------         ---------                ------------        ---------
$ 1.50  - $ 2.25      80,400          3.68              $   1.84                     80,400         $   1.84
$ 4.63  - $ 6.19     365,177          7.02                  5.69                    263,946             5.54
$ 7.88  - $11.44     531,105          8.75                 10.16                    148,130             6.57
                   ---------                                                    -----------
                     976,682          7.68                  7.80                    492,476             5.25
                   =========                                                    ===========


                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9) COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and other claims in the ordinary course of its business. The Company is not party to any litigation the outcome of which would have material adverse effect on its business or operations.

(10) INCOME TAXES

The components of the net deferred income tax asset are as follows as of December 31, (in thousands):


                                                                         1997                  1996
                                                                         ----                  ----
Allowances for doubtful accounts and anticipated sales returns....     $  289                 $ 329
Inventory allowances..............................................        556                   303
Deferred revenue..................................................         55                    77
Accrued compensation..............................................         42                    41
Accrued warranty costs............................................        245                   258
Other, net........................................................        (55)                   29
                                                                       -------               ------
                                                                       $1,132                $1,037
                                                                       =======               ======

Based on the Company's financial position and results of operations for the current and preceding years, and the availability of sufficient taxable income within the carry back period available under the tax law, no valuation allowance has been provided against the net deferred tax asset.

The provision for income taxes consists of the following (in thousands):


                                               Year Ended December 31,
                               ---------------------------------------------------
                               1997               1996                    1995
                               ----               ----                    ----
Federal
   Current...............     $2,027             $1,389                  $  608
   Deferred..............        (95)               (33)                    262
                              ------             ------                    ----
                              $1,932             $1,356                  $  870
State
   Current...............        189                177                     107
   Deferred..............         --                 (6)                     46
                              ------             ------                    ----
                                 189                171                     153
                              ------             ------                    ----
                              $2,121             $1,527                  $1,023
                              ======             ======                  ======


                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 A reconciliation of the difference between the expected provision for income taxes using the statutory Federal tax rate and the Company's actual provision is as follows (in thousands):


                                                                              YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                1997                    1996                1995
                                                                ----                    ----                ----
Provision using statutory Federal tax rate (34%).........     $2,050                  $1,456                $  899
State income taxes, net of Federal income tax benefit....        125                     113                   101
Tax-exempt interest......................................       (100)                    (97)                  (96)
Other, net...............................................         46                      55                   119
                                                              ------                  ------                ------
                                                              $2,121                  $1,527                $1,023
                                                              ======                  ======                ======


(11) EXPORT SALES

Export sales, primarily to Europe, the Pacific Rim and Latin America, comprised 20%, 21% and 27% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to Asian customers represented 4%, 3% and 2% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively.


(12) SIGNIFICANT CUSTOMERS

One customer represented 24%, and 15% of net sales for the years ended December 31, 1997 and 1996, while a second customer represented 11% of net sales for the year ended December 31, 1997. A third customer represented 15% and 14% for the years ended December 31, 1996 and 1995. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements of the Company are set forth in Part II,
             Item 8

         (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Year Ended December 31, 1997, 1996 and 1995 is submitted herewith.

         (3) Exhibits (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.)

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
             3.1           Registrant's Amended and Restated Articles of Incorporation (1)
             3.2           Registrant's Bylaws (1)
             10.1          Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (1)
             *10.2         Registrant's 1993 Stock Option Plan (1)
             *10.3         Registrant's Directors Stock Option Plan (1)
             *10.4         Registrant's 1983 Stock Option Plan (1)
             *10.5         Registrant's 1988 Stock Option Plan (1)
             *10.6         Registrant's 1992 Stock Option Plan (1)
              22.1         Registrant's Subsidiaries (1)
              23.0         Consent of Arthur Andersen LLP (2)
              27.1         Financial Data Schedule

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

     (c) Exhibits required by Item 601 of Regulation S-K: The exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the 'Signatures' section hereof and is incorporated herein by reference.

     (d) Financial Statement Schedules required by Regulation S-X: Reference is made to Item 14(a)(2).
------------------------------------
(1) Incorporated by reference to the exhibit filed with the registrant's registration statements on Form S-1 (No. 33-50138) and Form S-8 (Nos. 33-66280, 33-96014, 333-09955 and 333-29665).

(2)    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EQUINOX SYSTEMS INC.

Date: March 25, 1998                    By:/S/ WILLIAM A. DAMBRACKAS
                                           -----------------------------
                                           William A. Dambrackas
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              SIGNATURE                                          TITLE                                 DATE

                                                               President
                                                        Chief Executive Officer
                                                             and Director
                                                         (Principal Executive
/S/ WILLIAM A. DAMBRACKAS                                        Officer)                         March 25, 1998
--------------------------------------------
     William A. Dambrackas

                                                            Vice President,
                                                        Chief Financial Officer
                                                             and Director
                                                       (Principal Financial and
/S/  MARK KACER                                            Accounting Officer)                    March 25, 1998
---------------------------------------------
      Mark Kacer


/S/ CHARLES A. REID                                            Director                           March 25, 1998
---------------------------------------------
     Charles A. Reid


/S/ ROBERT F. WILLIAMSON, JR.                                  Director                           March 25, 1998
---------------------------------------------
     Robert F. Williamson, Jr.


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders of Equinox Systems Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Equinox Systems Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


 Fort Lauderdale, Florida,
    January 27, 1998.

                                     - S-1 -

                              EQUINOX SYSTEMS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                                 (in thousands)

                                                                      CHARGED
                                                   BALANCE AT        (CREDITED)                                 BALANCE
                                                   BEGINNING          TO COSTS                                  AT END
YEAR ENDED                                            OF                AND                                       OF
DECEMBER 31,            DESCRIPTION                 PERIOD            EXPENSES            DEDUCTIONS            PERIOD
------------    ------------------------------     ---------          --------            ----------            ------
     1997       Allowance for Doubtful Accounts... $  344             $     2              $     7              $  353
                                                   ======             =======              =======              ======
     1996       Allowance for Doubtful Accounts... $  396             $   (39)             $   (13)             $  344
                                                   ======             =======              =======              ======
     1995       Allowance for Doubtful Accounts... $  521             $  (112)             $   (13)             $  396
                                                   ======             =======              =======              ======

     1997       Allowance for Sales Returns....... $  250             $   903              $  (744)             $  409
                                                   ======             =======              =======              ======
     1996       Allowance for Sales Returns....... $  375             $   747              $  (872)             $  250
                                                   ======             =======              =======              ======
     1995       Allowance for Sales Returns....... $  546             $ 1,086              $(1,257)             $  375
                                                   ======             =======              =======              ======





                                     - S-2 -

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION

23.0                       Consent of Arthur Andersen LLP

27.1                       Financial Data Schedule