Form 10-Q
period 1998-03-31
EQUINOX SYSTEMS INC
filed 1998-05-01
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

    For the Three Months ended March 31, 1998    Commission file No. 0-21450


                              EQUINOX SYSTEMS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of April 29, 1998 was 3,461,606.

                                 INDEX TO ITEMS

                                                                                                              PAGE
                                                                                                              ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 1998 and December 31, 1997...............................3

     Condensed Consolidated Statements of Income - Three Months ended March 31, 1998 and 1997...................4

     Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997...............5

     Notes to Condensed Consolidated Financial Statements.......................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation...................7

PART II - OTHER INFORMATION

Item 5.   Other Information.....................................................................................9

Item 6.   Exhibits and Reports on Form 8-K.....................................................................11

Signature Page.................................................................................................12


                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          MARCH 31,    DECEMBER 31,
                                                             1998         1997
                                                          ---------    ------------
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ......................     $ 14,995      $ 14,209
     Marketable securities ..........................        1,300         1,500
     Accounts receivable ............................        4,469         3,881
     Inventories ....................................        4,524         3,295
     Deferred income taxes ..........................        1,132         1,132
     Prepaid expenses and other current assets ......          677           441
                                                          --------      --------
       Total current assets .........................       27,097        24,458
                                                          --------      --------
PROPERTY AND EQUIPMENT, at cost .....................        5,718         5,513
     Less - accumulated depreciation and amortization       (2,507)       (2,388)
                                                          --------      --------
                                                             3,211         3,125
                                                          --------      --------
                                                          $ 30,308      $ 27,583
                                                          ========      ========
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...............................     $  3,806      $  3,058
     Accrued expenses ...............................        1,574         1,948
     Deferred service contract revenue ..............          155           143
     Accrued income taxes ...........................           17           499
                                                          --------      --------
       Total current liabilities ....................        5,552         5,648
                                                          --------      --------
SHAREHOLDERS' EQUITY:
     Common stock ...................................           34            33
     Additional paid-in capital .....................        9,912         8,280
     Retained earnings ..............................       14,810        13,622
                                                          --------      --------
         Total shareholders' equity .................       24,756        21,935
                                                          --------      --------
                                                          $ 30,308      $ 27,583
                                                          ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                      THREE MONTHS ENDED MARCH 31,
                                      ---------------------------
                                            1998       1997
                                          -------    -------
NET SALES ............................    $ 7,756    $ 6,364
COST OF SALES ........................      3,675      3,241
                                          -------    -------
   Gross profit ......................      4,081      3,123
                                          -------    -------
OPERATING EXPENSES:
   Research and development ..........        768        754
   Selling, general and administrative      1,747      1,348
                                          -------    -------
         Total operating expenses ....      2,515      2,102
                                          -------    -------
         Income from operations ......      1,566      1,021
                                          -------    -------
OTHER INCOME, NET:
   Interest income ...................        190        141
   Other, net ........................         17        (13)
                                          -------    -------
     Total other income, net .........        207        128
                                          -------    -------
     Income before income taxes ......      1,773      1,149
PROVISION FOR INCOME TAXES ...........        585        414
                                          -------    -------
     Net income ......................    $ 1,188    $   735
                                          =======    =======

EARNINGS PER SHARE:
     Basic ...........................    $  0.36    $  0.20
                                          =======    =======
     Diluted .........................    $  0.33    $  0.19
                                          =======    =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                           1998         1997
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................    $  1,188     $    735
                                                                         --------     --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .....................................................         119          160
   Provision for doubtful accounts and anticipated sales returns ....         195          225
   Provision for warranty costs .....................................          23           29
   Recognition of deferred service contract revenue .................        (143)        (159)
   Changes in operating assets and liabilities:
       Accounts receivable ..........................................        (783)          92
       Inventories ..................................................      (1,229)        (417)
       Prepaid expenses and other current assets ....................        (236)        (316)
       Accounts payable .............................................         748          114
       Accrued expenses .............................................        (397)        (222)
       Deferred service contract revenue ............................         155          119
       Income taxes .................................................         361          410
                                                                         --------     --------
Total adjustments ...................................................      (1,187)          35
                                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................           1          770
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities (purchases) of marketable securities ..................         200       (2,000)
   Purchases of property and equipment ..............................        (205)         (54)
                                                                         --------     --------
NET CASH USED IN INVESTING ACTIVITIES ...............................          (5)      (2,054)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised ..........................................         790         --
                                                                         --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................         790         --
                                                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          786       (1,284)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      14,209       12,998
                                                                         --------     --------
CASH AND CASH EQUIVALENTS,  END OF PERIOD ...........................    $ 14,995     $ 11,714
                                                                         ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Income taxes paid ...................................................    $    223     $      5
                                                                         ========     ========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 1998 the Company realized income tax benefits of $843 in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

(1)   BASIS OF PRESENTATION
The condensed consolidated balance sheet as of December 31, 1997, which has been derived from the annual audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of the Company, its financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position and results of operations. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K.

(2)  EARNINGS PER SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Amounts for 1997 were restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Shares used in the computations for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                       1998    1997
                                                      -----   -----
            Weighted average shares used in basic
               computation                            3,323   3,690
            Common stock equivalents - options ....     323     160
                                                      -----   -----
            Weighted average shares used in diluted
               computation.........................   3,646   3,850
                                                      =====   =====

(3)  INVENTORIES
Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories consist of the following as of March 31, 1998 and December 31, 1997 (in thousands):

                                                      1998      1997
                                                     ------    ------
            Raw materials ........................   $1,359    $  630
            Work-in-process ......................      419       461
            Finished goods .......................    2,746     2,204
                                                     ------    ------
                                                     $4,524    $3,295
                                                     ======    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which reflect the current views of the Company with respect to future events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" in
Item 5, below, and elsewhere herein, that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of net sales:

                                                      1998     1997
                                                      ----     ----
             Net sales .........................      100%     100%
             Cost of sales .....................       47       51
                                                       --       --
             Gross profit ......................       53       49
             Research and development ..........       10       12
             Selling, general and administrative       23       21
                                                       --       --
             Total operating expenses ..........       33       33
                                                       --       --
             Income from operations ............       20       16
             Other income, net .................        3        2
                                                       --       --
             Income before income taxes ........       23       18
             Provision for income taxes ........        8        6
                                                       --       --
             Net income ........................       15%      12%
                                                       ==       ==


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES
Net sales increased to $7.8 million in 1998 from $6.4 million in 1997, an increase of $1.4 million, or 22%.

Bus-attached product sales increased 35% to $6.2 million in 1998 from $4.6 million in 1997, due to increased sales through both distributors and OEMs. Distributor sales of Bus-attached products grew by 36% whereby OEM sales of Bus-attached products grew by 30%.

The Hewlett-Packard Company, the Company's leading OEM customer, represented 22% of the Company's net sales during the first quarter of 1998 and 23% in 1997. Although it represents single-customer sales to Equinox, Hewlett-Packard resells Equinox products to a broad base of customers.

LAN-attached product sales decreased 9% to $1.6 million in 1998 from $1.8 million in 1997. This decrease is attributable to a 16% decline in sales of ELS Terminal Servers to $0.9 million. Management believes that sales of ELS Terminal Servers and DSS Data Switching System products will continue to decline over time.

COST OF SALES
Cost of sales increased 13% to $3.7 million in 1997 from $3.2 million in 1997 primarily due to higher sales volume. As a percentage of net sales, cost of sales declined to 47% in 1997 from 51% in 1997. This improvement was primarily the result of greater absorption of overhead due to increased volumes and efficiencies.

The Company's gross margin is dependent in part on product mix, channel mix and overhead expense all of which fluctuate from year to year. Increased sales to OEM customers may negatively impact the Company's future gross margin, as OEM sales are typically priced lower than distribution sales. However, the reduced sales/support requirements of OEM customers typically result in favorable contributions to operating margins. As a result, management believes there is little difference in operating margins between distribution sales and OEM sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $0.8 million in 1998 and 1997. As a percentage of net sales, research and development expenses were 10% in 1998 and 12% in 1997. The Company does not capitalize any of its software development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 30% to $1.7 million in 1998 from $1.3 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 23% in 1998 from 21% in 1997 due to higher marketing and selling costs.

INCOME FROM OPERATIONS
Income from operations increased to $1.6 million in 1998 from $1.0 million in 1997, an increase of $0.6 million primarily due to increased sales and gross profit partially offset by increased operating expenses. As a percentage of net sales, income from operations increased to 20% in 1998 from 16% in 1997.

OTHER INCOME, NET
Other income, net, which includes interest income, increased to $0.2 million in 1998 from $0.1 million in 1997, an increase of 62% primarily due to higher average invested cash balances. As a percentage of net sales, other income was 3% in 1998 and 2% 1997.

PROVISION FOR INCOME TAXES
The Company's provision for income taxes increased to $0.6 million in 1998 from $0.4 million in 1997, an increase of $0.2 million as a result of the Company's increased income from operations. The Company's effective tax rate decreased to 33% in 1998 from 36% in 1997.

NET INCOME
Net income increased to $1.2 million in 1998 from $0.7 million in 1997, an increase of 62%. As a percentage of net sales, net income increased to 15% in 1998 from 12% in 1997, primarily as a result of increased sales and gross profit partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $21.5 million at March 31, 1998, compared with $18.8 million at December 31, 1997. Cash and cash equivalents and marketable securities were $16.3 million at March 31, 1998, compared with $15.7 million at December 31, 1997.

Net cash provided by operating activities was $1,000 for the three months ended March 31, 1998, compared to $800,000 for the three months ended March 31, 1997. During the first quarter of 1998 the Company's increase in net income was offset by increases in accounts receivable and inventories.

Net cash used in investing activities for the three months ended March 31, 1998 was $5,000 compared to $2.1 million for the three months ended March 31, 1997. Net cash used in investing activities in 1997 primarily represented purchases of marketable securities.

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 1998 due to funds received in connection with employee stock option exercises. Net cash provided by financing activities was $0 in 1997.

As of March 31, 1998, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

YEAR 2000 COMPLIANCE
Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers and telephone equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations, financial position or cash flows. Implementation is expected to be completed before December 31, 1998.

PART II -  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (A distributor and an OEM customer collectively accounted for 35% of the Company's net sales during 1998). The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule

(b) During the three months ended March 31, 1998 the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EQUINOX SYSTEMS INC.


                                        /s/ MARK KACER
                                        ------------------------------
                                        MARK KACER, Chief Financial Officer
                                        (Principal Financial Officer)

DATE:  April 29, 1998

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

 27                 Financial Data Schedule