Form 10-Q
period 1998-06-30
EQUINOX SYSTEMS INC
filed 1998-08-14
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

   For the Three Months ended June 30, 1998        Commission file No. 0-21450


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of August 12, 1998 was 5,222,016.

                                 INDEX TO ITEMS

                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997 .................    3

     Condensed Consolidated Statements of Income - Six months ended June 30, 1998 and 1997 .......    4

     Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997 ...    5

     Notes to Condensed Consolidated Financial Statements ........................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation .....    7

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ......................................   10

Item 5. Other Information ........................................................................   11

Item 6. Exhibits and Reports on Form 8-K .........................................................   12

Signature Page ...................................................................................   13


                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                   JUNE 30,    DECEMBER 31,
                                                     1998          1997
                                                 ------------  -----------
                   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ................    $ 14,443      $ 14,209
    Marketable securities ....................       1,900         1,500
    Accounts receivable ......................       4,122         3,881
    Inventories ..............................       5,043         3,295
    Deferred income taxes ....................       1,132         1,132
    Prepaid expenses and other current assets.         859           441
                                                  --------      --------
      Total current assets ...................      27,499        24,458
                                                  --------      --------
PROPERTY AND EQUIPMENT, at cost ..............       6,019         5,513
    Less - accumulated depreciation and
    amortization .............................      (2,610)       (2,388)
                                                  --------      --------
                                                     3,409         3,125
                                                  --------      --------
                                                  $ 30,908      $ 27,583
                                                  ========      ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .........................    $  2,778      $  3,058
    Accrued expenses .........................       1,793         2,590
                                                  --------      --------
      Total current liabilities ..............       4,571         5,648
                                                  --------      --------
SHAREHOLDERS' EQUITY:
    Common stock .............................          52            49
    Additional paid-in capital ...............      10,642         8,264
    Retained earnings ........................      15,643        13,622
                                                  --------      --------
       Total shareholders' equity ............      26,337        21,935
                                                  --------      --------
                                                  $ 30,908      $ 27,583
                                                  ========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                      ---------------------------  -------------------------

                                           1998         1997         1998         1997
                                         -------      -------      -------      -------

NET SALES ...........................    $ 6,846      $ 6,590      $14,602      $12,954


COST OF SALES .......................      3,229        3,269        6,904        6,510
                                         -------      -------      -------      -------

  Gross profit ......................      3,617        3,321        7,698        6,444
                                         -------      -------      -------      -------

OPERATING EXPENSES:

  Research and development ..........        785          708        1,553        1,462

  Selling, general and administrative      1,737        1,506        3,484        2,854
                                         -------      -------      -------      -------

    Total operating expenses ........      2,522        2,214        5,037        4,316
                                         -------      -------      -------      -------

    Income from operations ..........      1,095        1,107        2,661        2,128

OTHER INCOME, NET ...................        145          128          352          256
                                         -------      -------      -------      -------

    Income before income taxes ......      1,240        1,235        3,013        2,384

PROVISION FOR INCOME TAXES ..........        407          432          992          846
                                         =======      =======      =======      =======

    Net income ......................    $   833      $   803      $ 2,021      $ 1,538
                                         =======      =======      =======      =======

EARNINGS PER SHARE:

    Basic ...........................    $  0.16      $  0.16      $  0.40      $  0.29
                                         =======      =======      =======      =======

    Diluted .........................    $  0.15      $  0.15      $  0.36      $  0.28
                                         =======      =======      =======      =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
                                                                1998         1997
                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................    $  2,021     $  1,538
                                                             --------     --------
Adjustments to reconcile net income to net cash (used in)
   provided by perating activities:
   Depreciation .........................................         222          312
   Provision for doubtful accounts and anticipated
      sales returns .....................................         419          419
   Provision for warranty costs .........................          66           68
   Recognition of deferred service contract revenue .....        (285)        (314)
   Changes in operating assets and liabilities:
      Accounts receivable ...............................        (660)        (579)
      Inventories .......................................      (1,748)        (214)
      Prepaid expenses and other current assets .........        (418)        (259)
      Accounts payable ..................................        (280)         359
      Accrued expenses ..................................         599          134
                                                             --------     --------
Total adjustments .......................................      (2,085)         (74)
                                                             --------     --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .....         (64)       1,464
                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of marketable securities ...............        (400)        (400)
   Purchases of property and equipment ..................        (506)        (198)
                                                             --------     --------
NET CASH USED IN INVESTING ACTIVITIES ...................        (906)        (598)
                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised ..............................       1,204            9
   Repurchases of common stock ..........................        --         (3,896)
                                                             --------     --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....       1,204       (3,887)
                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....         234       (3,021)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........      14,209       12,998
                                                             ========     ========
CASH AND CASH EQUIVALENTS,  END OF PERIOD ...............    $ 14,443     $  9,977
                                                             ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Income taxes paid .......................................    $    493     $    747
                                                             ========     ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 1998 the Company realized income tax benefits of $1,177 in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K.

On May 1, 1998 the Board of Directors declared a three-for-two stock split (the "split") effected in the form of a 50% stock dividend on the Company's common stock. On June 10, 1998 the Company's shareholders received one additional share of common stock for each two shares held. Earnings per share and weighted average shares outstanding for the three months and six months ended June 30, 1997, and common stock and additional paid-in capital as of December 31, 1997 have been restated to retroactively reflect the split.

(2)  EARNINGS PER SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Amounts for 1997 were restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Shares used in the computations for the three months and six months ended June 30, 1998 and 1997 are as follows (in thousands):


                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------     -------------------------
                                                     1998             1997           1998           1997
                                                    -------          -------        -------        -------
Weighted average shares used in basic
  computation.................................        5,201            5,069          5,093          5,302

Common stock equivalents - options ...........          443              189            463            215
                                                    -------          -------        -------        -------
Weighted average shares used in diluted
  computation.................................        5,644            5,258          5,556          5,517
                                                    =======          =======        =======        =======

(3)  INVENTORIES
Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories consist of the following as of June 30, 1998 and December 31, 1997 (in thousands):

                                                    1998           1997
                                                  -------        -------
             Raw materials......................  $ 1,396        $   630
             Work-in-process....................      472            461
             Finished goods.....................    3,175          2,204
                                                  =======        =======
                                                  $ 5,043        $ 3,295
                                                  =======        =======

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES
Net sales increased to $6.8 million in 1998 from $6.6 million in 1997, an increase of $0.2 million, or 4%.

Bus-attached product sales increased 14% to $5.8 million in 1998 from $5.1 million in 1997, due to increased sales to both distributors and OEMs. Distributor sales of Bus-attached products grew by 14% and OEM sales of Bus-attached products grew by 13%. Although OEM sales during the second quarter of 1998 increased over the prior year, such sales were lower than the Company anticipated for the quarter. For example, the Hewlett-Packard Company (HP), the Company's leading OEM customer, represented 10% of the Company's net sales during the second quarter of 1998 compared to 18% in 1997.

Although OEM sales were lower than anticipated the Company does not believe it is indicative of a trend, and believes there are future growth opportunities related to existing and potential OEM's. However, sales to OEM customers are difficult to predict as the Company has limited visibility to the OEM's inventory levels and demand for the OEM's final product.

LAN-attached product sales decreased 33% to $1.0 million in 1998 from $1.5 million in 1997. This decrease is attributable to a 79% decline in direct sales of Data Switching Systems, primarily related to reduced orders from a major customer, partially offset by a 16% increase in Terminal Servers. Management believes that sales of Data Switching System products and Terminal Servers will decline over time.

COST OF SALES
Cost of sales decreased 1% to $3.2 million in 1998 from $3.3 million in 1997. As a percentage of net sales, cost of sales declined to 47% in 1998 from 50% in 1997. This improvement was primarily the result of reduced manufacturing overhead expenses as well as higher production volume.

The Company's gross margin is dependent in part on product mix, channel mix and overhead expense all of which fluctuate from period to period. For example, increased sales to OEM customers may negatively impact the Company's future gross margin, as OEM sales are typically priced lower than distribution sales. However, the reduced sales/support requirements of OEM customers typically result in favorable contributions to operating margins thereby resulting in similar operating margins between distribution sales and OEM sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were $0.8 million in 1998 and $0.7 million in 1997 primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 11% in 1998 and 1997. The Company does not capitalize any of its software development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 15% to $1.7 million in 1998 from $1.5 million in 1997 primarily due to increased sales personnel and increased marketing efforts. As a percentage of net sales, selling, general and administrative expenses increased to 25% in 1998 from 23% in 1997 primarily due to increased sales and marketing expenses partially offset by higher net sales.

INCOME FROM OPERATIONS
Income from operations remained unchanged at $1.1 million. Although sales and gross profit increased, operating expenses increased as well, offsetting any change in income from operations. As a percentage of net sales, income from operations decreased to 16% in 1998 from 17% in 1997.

OTHER INCOME, NET
Other income, net, which includes interest income, was $0.1 million in 1998 and 1997. As a percentage of net sales, other income, net, was 2% in 1998 and 1997.

PROVISION FOR INCOME TAXES
The Company's provision for income taxes was $0.4 million in 1998 and 1997. The Company's effective tax rate decreased to 33% in 1998 from 35% in 1997 based on a review of expected tax rates for the current year.

NET INCOME
Net income was $0.8 million in 1998 and 1997. Increased sales and gross profit were partially offset by higher operating expenses during 1998. As a percentage of net sales, net income was 12% in 1998 and 1997.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES
Net sales for the six months increased to $14.6 million in 1998 from $13.0 million in 1997, an increase of $1.6 million, or 13%. Sales of Bus-attached Products increased to $12.0 million from $9.8 million in 1997, an increase of $2.2 million or 22%, primarily as a result of increased sales to distributors and OEM customers both of which increased 23% from the prior year.

Sales of LAN-attached products, collectively decreased to $2.6 million in 1998 from $3.2 million in 1997, a decrease of $0.6 million or 19%. This decrease is primarily attributable to fewer direct sales of Data Switching Systems.

COST OF SALES
Cost of sales for the six months increased to $6.9 million from $6.5 million in 1997, an increase of 6% primarily due to higher net sales. As a percentage of net sales, cost of sales decreased to 47% in 1998 from 50% in 1997. This was primarily the result of reduced manufacturing overhead expenses as well as higher production volume.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the six months increased to $1.6 million from $1.5 million in 1997, an increase of 6% primarily due to increased personnel. As a percentage of net sales, research and development expenses was 11% in 1998 and 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A expenses for the six months increased to $3.5 million from $2.9 million, an increase of 22%, primarily due to increased sales personnel and increased sales and marketing expenses. As a percentage of net sales, SG&A expenses were 24% in 1998 and 22% in 1997.

INCOME FROM OPERATIONS
Income from operations for the six months increased to $2.7 million from $2.1 million in 1997, an increase of $0.6 million primarily due to increased sales and gross profit partially offset by increased operating expenses. As a percentage of net sales, income from operations was 18% in 1998 and 16% in 1997.

OTHER INCOME, NET
Other income, net, which includes interest income, was $0.4 million in 1998 and $0.3 million in 1997.

PROVISION FOR INCOME TAXES
The Company's provision for income taxes for the six months was $1.0 million in 1998 and $0.8 million for 1997. The effective tax rate decreased to 33% in 1998 and 35% in 1997 based on a review of expected tax rates for the current year.

NET INCOME
Net income for the six months increased to $2.0 million in 1998 from $1.5 million in 1997, an increase of 31%. As a percentage of net sales, net income increased to 14% in 1998 from 12% in 1997, primarily as a result of increased sales and gross profit partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $22.9 million at June 30, 1998, compared with $18.8 million at December 31, 1997. Cash and cash equivalents and marketable securities were $16.3 million at June 30, 1998, compared with $15.7 million at December 31, 1997.

Net cash used in operating activities was $0.1 million for the six months ended June 30, 1998, compared to $1.5 million provided by operating activities for the six months ended June 30, 1997. During the first half of 1998 the Company's increase in net income was offset by increases in inventories and prepaid expenses. Inventories increased as the Company anticipated higher net sales during the period and manufactured product to address its anticipated requirements.

Net cash used in investing activities for the six months ended June 30, 1998 was $0.9 million compared to $0.6 million for the six months ended June 30, 1997 and represented purchases of marketable securities and property and equipment.

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 1998 and was due to funds received in connection with employee stock option exercises. Net cash used in financing activities during 1997 was $3.9 million and was used for repurchases of the Company's common stock.

As of June 30, 1998, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.


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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On May 21, 1998, the Company held its Annual Meeting of the
        Shareholders.

    (b) Not required.

    (c) At the Annual Meeting, shareholders voted for the election of directors and the approval of an amendment to the Company's 1993 Stock Option Plan (the "Plan"). The amendment was to increase the number of shares of the Company's common stock reserved for issuance under the Plan from 1,575,000 to 2,025,000.

        The shareholders elected all nominated directors in an uncontested election and also approved the amendment to the Plan by the following votes (prior to the effects of the three-for-two stock split):


         DIRECTORS
         ---------
                                                   WITHHOLD
         NAME                          FOR          AUTHORITY       ABSTENTIONS    BROKER NON-VOTES
         ----                          ---          ---------       -----------    ----------------
         William A. Dambrackas         3,028,704    151,706              --              --

         Mark Kacer                    3,028,704    151,706              --              --

         Robert F. Williamson, Jr.     3,028,404    152,006              --              --

         James J. Felcyn, Jr.          3,028,104    152,306              --              --


         AMENDMENT TO 1993 STOCK OPTION PLAN
         -----------------------------------

                                      FOR          AGAINST         ABSTENTIONS    BROKER NON-VOTES
                                      ---          -------         -----------    ----------------

                                      1,185,639    851,196         18,514         1,125,061

    (d)  Not applicable

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and an OEM customer collectively accounted for 43% of the Company's net sales during the first six months of 1998. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended June 30, 1998 the Company did not file any reports on Form 8-K.

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


DATE:  August 12, 1998