Form 10-Q
period 1998-09-30
EQUINOX SYSTEMS INC
filed 1998-11-12
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the Three Months ended September 30, 1998    Commission file No. 0-21450


                              EQUINOX SYSTEMS INC.
             (Exact name of registrant as specified in its charter)


  State of incorporation: Florida I.R.S. Employer Identification No. 59-2268442

 Address of principal executive offices: One Equinox Way-Sunrise, Florida 33351

                            Telephone: (954) 746-9000


        Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act: Common Stock
                           (par value $.01 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of November 10, 1998 was 5,310,379.


                                 Index to Items


PART I - FINANCIAL INFORMATION                                                                PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997          3

     Condensed Consolidated Statements of Income -
       Three and Nine months ended September 30, 1998 and 1997                                 4

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1998 and 1997.                                          5

     Notes to Condensed Consolidated Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  8

Part II - Other Information

Item 5. Other Information                                                                     11

Item 6. Exhibits and Reports on Form 8-K                                                      13

Signature Page                                                                                14


                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                 1998                1997
                                                           -----------------   -------------------
                         ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                              $     13,781         $      14,209

    Marketable securities                                         4,700                 1,500

    Accounts receivable                                           4,282                 3,881

    Inventories                                                   5,710                 3,295

    Deferred income taxes                                         1,132                 1,132

    Prepaid expenses and other current assets                       856                   441
                                                           -----------------    ------------------

      Total current assets                                       30,461                24,458
                                                           -----------------    ------------------

PROPERTY AND EQUIPMENT, at cost                                   6,033                 5,513

    Less - accumulated depreciation and amortization             (2,713)               (2,388)
                                                           -----------------    ------------------

                                                                  3,320                 3,125
                                                           =================    ==================

                                                           $     33,781         $      27,583
                                                           =================    ==================
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                       $      3,610         $       3,058

    Accrued expenses                                              2,607                 2,590
                                                           -----------------    ------------------

      Total current liabilities                                   6,217                 5,648
                                                           -----------------    ------------------
SHAREHOLDERS' EQUITY:

    Common stock                                                     52                    49

    Additional paid-in capital                                   10,677                 8,264

    Retained earnings                                            16,835                13,622
                                                           -----------------    ------------------

       Total shareholders' equity                                27,564                21,935
                                                           =================    ==================

                                                           $     33,781         $      27,583
                                                           =================    ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------       -------------------------------

                                            1998              1997                1998             1997
                                        --------------    -------------       -------------    --------------

NET SALES                                   $   8,068        $   7,262           $  22,670        $   20,216

COST OF SALES                                   3,954            3,529              10,858            10,039
                                        --------------    -------------       -------------    --------------

   Gross margin                                 4,114            3,733              11,812            10,177
                                        --------------    -------------       -------------    --------------

OPERATING EXPENSES:

   Research and development                       761              700               2,314             2,162

   Selling, general and administrative          1,729            1,480               5,213             4,334
                                        --------------    -------------       -------------    --------------

          Total operating expenses              2,490            2,180               7,527             6,496
                                        --------------    -------------       -------------    --------------

          Income from operations                1,624            1,553               4,285             3,681

OTHER INCOME, NET                                 156              128                 508               384
                                        --------------    -------------       -------------    --------------

         Income before income taxes             1,780            1,681               4,793             4,065

PROVISION FOR INCOME TAXES                        588              588               1,580             1,434
                                        ==============    =============       =============    ==============

        Net income                           $  1,192        $   1,093           $   3,213         $   2,631
                                        ==============    =============       =============    ==============


EARNINGS PER SHARE:

      Basic                                   $  0.23         $   0.22            $   0.63         $    0.51
                                        ==============    =============       =============    ==============

      Diluted                                 $  0.22         $   0.21            $   0.58         $    0.49
                                        ==============    =============       =============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------------
                                                                       1998                   1997
                                                                  ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    3,213             $    2,631
                                                                  ---------------        ---------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation                                                          325                    442
   Provision for doubtful accounts and anticipated sales returns         785                    847
   Provision for warranty costs                                          117                     84
   Recognition of deferred service contract revenue                     (427)                  (549)
   Changes in operating assets and liabilities:
      Accounts receivable                                             (1,186)                (1,930)
      Inventories                                                     (2,415)                   248
      Prepaid expenses and other current assets                         (415)                  (242)
      Accounts payable                                                   552                    (55)
      Accrued expenses                                                 1,510                    997
                                                                  ---------------        ----------------
Total adjustments                                                     (1,154)                  (158)
                                                                  ---------------        ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,059                  2,473
                                                                  ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of marketable securities                             (3,200)                  (200)
   Purchases of property and equipment                                  (520)                  (234)
                                                                  ---------------        ----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (3,720)                  (434)
                                                                  ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                             1,233                     89
   Repurchases of common stock                                            --                 (3,896)
                                                                  ---------------        ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    1,233                 (3,807)
                                                                  ---------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (428)                (1,768)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        14,209                 12,998
                                                                  ===============        ===============

CASH AND CASH EQUIVALENTS,  END OF PERIOD                         $   13,781             $   11,230
                                                                  ===============        ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
       Income taxes paid                                          $      666             $    1,205
                                                                  ===============        ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 1998 and 1997, the Company realized income tax benefits of $1,183 and $49, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K.

On May 1, 1998 the Board of Directors declared a three-for-two stock split (the "split") effected in the form of a 50% stock dividend on the Company's common stock. On June 10, 1998 the Company's shareholders received one additional share of common stock for each two shares held. Earnings per share and weighted average shares outstanding for the three months and nine months ended September 30, 1997, and common stock and additional paid-in capital as of December 31, 1997 have been restated to retroactively reflect the split.

(2) EARNINGS PER SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Amounts for 1997 were restated relating to the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Shares used in the computations for the three months and nine months ended September 30, 1998 and 1997 are as follows (in thousands):

                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------    -------------------------------
                                                1998           1997               1998              1997
                                               --------       -------            --------          -------

Weighted average shares used in basic
 computation                                     5,224         4,869               5,137            5,158


Common stock equivalents - options                 257           337                 394              255
                                               --------       -------            --------          -------

Weighted average shares used in diluted
 computation                                     5,481         5,206               5,531            5,413
                                               ========       =======            ========          =======

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


(3) INVENTORIES

Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories consist of the following as of September 30, 1998 and December 31, 1997 (in thousands):

                                                 1998            1997
                                             ------------    ------------
            Raw materials                       $  1,965        $    630
            Work-in-process                          693             461
            Finished goods                         3,052           2,204
                                             ------------    ------------
                                                $  5,710        $  3,295
                                             ============    ============

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

NET SALES
Net sales for the three and nine month periods ended September 30, 1998 were higher than net sales for the corresponding periods ended September 30, 1997 by approximately $0.8 million and $2.5 million or 11% and 12%, respectively.

Bus-attached product sales increased 25% and 24% to $7.0 million and $19.0 million, respectively, for the three and nine month periods ended September 30, 1998. This growth was due to higher net sales to both distributors and original equipment manufacturers ("OEMs"). Distributor sales of Bus-attached products increased 18% and 22% respectively, for the three and nine month periods ended September 30, 1998, while OEM sales increased by 36% and 28%. The Company's largest customer, the Hewlett-Packard Company, an OEM customer, represented 22% and 19% of the Company's net sales for the three and nine month periods ended September 30, 1998. Other significant OEM customers include IBM and NCR, both of which have selected Equinox products as part of their solution for a major U.S. Postal Service project. Combined revenue from IBM and NCR related to the U.S. Postal Service project represented 13% and 9% of the Company's net sales for the three and nine month periods ended September 30, 1998. While this quarter represented the highest revenue contribution to date related to the U.S. Postal Service project, the Company believes that the increasing sales trend related to this project will temporarily slow down during the fourth quarter due to implementation obstacles caused by typical holiday postal traffic.

The Company also expects to enter into an agreement with a major private-label OEM customer in the near future. If this agreement is successfully executed, the Company would expect to begin supplying its Serial I/O products to the OEM in early 1999.

Although the Company believes there are future growth opportunities related to existing and potential OEMs, sales to these customers are difficult to predict as the Company has limited visibility to the OEM's inventory levels and customer demand for the OEM's final product.

LAN-attached product sales decreased 34% and 24% to $1.1 million and $3.7 million, respectively for the three and nine month periods ended September 30, 1998. This decrease is primarily attributable to a significant decline in direct sales of Data Switching Systems. Sales of Terminal Servers to distributors also declined. Management believes that sales of Data Switching System products and Terminal Servers will continue to decline over time.

GROSS MARGIN
Gross margin for the three and nine month periods ended September 30, 1998 was 51% and 52%, respectively, as compared to 51% and 50%, respectively, for the comparable periods in 1997. The improvement in the gross margin for the nine months ended September 30, 1998 versus the prior year was primarily the result of higher production volume as well as reduced manufacturing overhead.

The Company's gross margin is dependent in part on product mix, channel mix, and overhead expense all of which fluctuate from period to period. For example, an increase in future sales to OEM customers may negatively impact the Company's gross margin, as OEM sales are typically priced lower than distribution sales. However, the reduced sales/support requirements of OEM customers typically result in favorable contributions to operating margins thereby resulting in similar operating margins between distribution sales and OEM sales.

Specifically, the Company believes that its future gross margin may be unfavorably impacted should the Company successfully execute an agreement with a major private-label OEM customer, and as a result, OEM sales increase as a percentage of total net sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three and nine month periods ended September 30, 1998 were $0.8 million and $2.3 million, respectively, as compared to $0.7 million and $2.2 million for the comparable periods in 1997. The increases were due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 9% and 10%, for the three and nine month periods ended September 30, 1998 respectively, as compared to 10% and 11% for the comparable periods in 1997. The Company does not capitalize any of its software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 were $1.7 million and $5.2 million, respectively, as compared to $1.5 million and $4.3 million for the comparable periods in 1997. The increases were due to increased sales personnel and increased marketing efforts. As a percentage of net sales, selling general and administrative expenses were 21% and 23% for the three and nine month periods ended September 30, 1998, respectively, as compared to 20% and 21% for the comparable periods in 1997.

OTHER INCOME, NET
Other income, net, which includes interest income, for the three and nine month periods ended September 30, 1998, was $0.2 million and $0.5 million, respectively, as compared to $0.1 million and $0.4 million for the comparable periods in 1997. As a percentage of net sales, other income was 2% for all periods presented.

PROVISION FOR INCOME TAXES
Provision for income taxes for the three and nine month periods ended September 30, 1998, was $0.6 million and $1.6 million, respectively, as compared to $0.6 million and $1.4 million for the comparable periods in 1997. The Company's effective tax rate decreased to 33% in 1998 as compared to 35% for the comparable periods in 1997 based on expected tax rates for the current year.

NET INCOME
As a result of the factors discussed above the Company recorded net income for the three and nine month periods ended September 30, 1998 of $1.2 million and $3.2 million, respectively, as compared to $1.1 million and $2.6 million for the comparable periods in 1997. As a percentage of net sales, net income was 15% and 14% for the three and nine month periods ended September 30, 1998 respectively, as compared to 15% and 13% for the comparable periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $24.2 million at September 30, 1998, compared with $18.8 million at December 31, 1997. Cash and cash equivalents and marketable securities were $18.5 million at September 30, 1998, compared with $15.7 million at December 31, 1997.

Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 1998, compared to $2.5 million provided by operating activities for the nine months ended September 30, 1997. During the first nine months of 1998 the Company's increase in net income was offset by increases in inventories and accounts receivable. Inventories increased partly due to the Company's anticipation of higher net sales during the period and increased production to address its anticipated requirements.

Net cash used in investing activities for the nine months ended September 30, 1998 was $3.7 million compared to $0.4 million for the nine months ended September 30, 1997 and represented purchases of marketable securities and property and equipment.

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 1998 and was due to funds received in connection with employee stock option exercises. Net cash used in financing activities during 1997 was $3.8 million and was used for repurchases of the Company's common stock.

As of September 30, 1998, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

YEAR 2000 COMPLIANCE
Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has established a comprehensive Year 2000 compliance program designed to (1) identify computer systems (hardware and software) that may fail at the turn of the century, (2) upgrade or replace non-compliant systems, and
(3) evaluate the Year 2000 readiness of our critical suppliers and service providers. The progress of the Company's Year 2000 program is as follows:

The Company is in the process of implementing a new enterprise-wide management information system. As of this date it has completed installation of its hardware and software and is in the process of completing data conversion. Stages of implementation that remain open include final employee training, final review of the system and customization of documents.

In addition to computers and related systems, the operation of office and facilities equipment, such as telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remedying, the Year 2000 problem on its office and facilities equipment.

The Company is soliciting input from its key suppliers and service providers including subcontractors, financial service firms, communications providers and others regarding their Year 2000 status. The Company will determine which, if any, pose a threat to the uninterrupted operation of Equinox' business in the event that they experience system errors or failures. The worst case scenario related to the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues would be to cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. The impact of such disruption cannot be estimated at this time. In the event that any key suppliers are unlikely to resolve their Year 2000 issues, the Company's contingency plans include seeking an alternative source of supply.

To date, the Company has capitalized approximately $275,000 in connection with the implementation of its new management information system. The Company anticipates capitalizing an additional $100,000 on this implementation which is expected to be completed in the first half of 1999. All Company expenditures related to the Year 2000 issue will be made from cash and cash equivalents. Costs related to the Year 2000 issue that do not involve the replacement of systems are charged to expense. Such other costs are not expected to be material.

The Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold and also believes that all current versions of its product lines are Year 2000 compliant.

While the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner, there can be no assurance that the failure of the Company or of the third parties with whom the Company transacts business to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

EXPOSURE TO NATURAL DISASTERS
The Company's headquarters facility, as well as certain of its turnkey manufacturers, are located in areas prone to natural disasters, specifically hurricanes. In August 1992, Hurricane Andrew caused extensive damage to the Company's former headquarters facility and the majority of the Company's assets. While the Company recovered quickly from that disaster, the Company believes that its operating results and financial condition could be adversely affected should another natural disaster strike its current facility, any of its turnkey manufacturers, or any of its major customers.

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and an OEM customer collectively accounted for 45% of the Company's net sales during the first nine months of 1998. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended September 30, 1998 the Company did not file any reports on Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EQUINOX SYSTEMS INC.



                              /s/ MARK KACER
                              -------------------------------------------------
                                  MARK KACER, Chief Financial Officer
                                 (Principal Financial Officer)


DATE: November 10, 1998

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

  27                      Financial Data Schedule