Form 10-K405
period 1998-12-31
EQUINOX SYSTEMS INC
filed 1999-03-29
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1998          Commission file No. 0-21450


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 23, 1998, was approximately $48,055,000 based on the $9.88 closing sale price for the Common Stock quoted on the Nasdaq National Market on such date (assuming all executive officers and directors are affiliates).

The number of shares of Common Stock outstanding as of March 23, 1999 was 5,384,178.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement relative to its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Annual Report.

                                 INDEX TO ITEMS

                                                                           PAGE
                                                                           ----
PART I

Item 1.   Business                                                          3

Item 2.   Properties                                                        6

Item 3.   Legal Proceedings                                                 6

Item 4.   Submission of Matters to a Vote of Security Holders               6

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                                       7

Item 6.   Selected Financial Data                                           8

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             9

Item 8.   Financial Statements and Supplementary Data                      15

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             29

PART III

Item 10.  Directors and Executive Officers of the Registrant               29

Item 11.  Executive Compensation                                           29

Item 12.  Security Ownership of Certain Beneficial Owners and Management   29

Item 13.  Certain Relationships and Related Transactions                   29

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                          29

Signatures                                                                 30

                                    PART I

ITEM 1.  BUSINESS
Equinox Systems Inc. ("Equinox" or the "Company") designs and markets Server-based communications products.

Personal Computers (PCs) used at the center of a network are called "Servers". PC Servers have dramatically increased in computing power over the last several years and their operating systems now have much more functionality. These low-cost Servers have an "Open" architecture allowing the addition of hardware and software from different vendors to adapt the Server to specific tasks. Originally, they were used primarily as file servers for LANs (local area networks), but today's Servers are replacing legacy computer systems at an increasing rate and are now being used as the central processing unit for a very wide array of applications, with and without LANs.

Equinox products add high-performance serial communications ports to Servers so that they can be used for Server-based applications such as Internet access, commercial point-of-sale and industrial automation. The Company's products are all comprised of a combination of Equinox-designed ASIC (application specific integrated circuit) hardware, Equinox-designed driver software and Equinox-designed management software. The driver software integrates the product into the Server's operating system while the management software provides configuration, diagnostic and monitoring functions.

The Company operates exclusively in a single business segment and sells its products primarily through a worldwide, two-tier distribution channel under the Equinox brand name. The Company's distributors, including Ingram Micro and Tech Data, resell Equinox products to system integrators and value-added resellers ("VARs"). These integrators and VARs typically incorporate the Company's products into Servers along with other hardware and software and sell the combination to end-users. Equinox also builds custom versions of its products for original equipment manufacturers ("OEMs") such as IBM, Hewlett Packard, AT&T, NCR and Unisys which incorporate the products into their own Servers or offer the products as options to their Servers and sell them under their "private label" brand name.

PRODUCTS
Equinox categorizes its products by how they are attached to Servers:
"Bus-attached" or "LAN-attached". Bus-attached products plug directly into bus expansion slots in the Server's motherboard and LAN-attached products connect to the Server through an Ethernet LAN. The Company's Bus-attached product offerings consist of the SuperSerial product line and the Modem Pool product line (with both Analog and Digital models). The Company's ELS Terminal Server and DSS product lines comprise its LAN-attached product offerings. The
Company plans to broaden its LAN-attached product offerings with the introduction of a new Terminal Server during mid-1999.

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

SuperSerial products are available for Servers with PCI, ISA or EISA busses and all models include Equinox driver software for all popular operating systems including Microsoft Windows NT, Linux and all popular versions of UNIX. SuperSerial products support serial port speeds up to 920,000 bits per second and their driver software is tightly coupled to their ASIC-based hardware to minimize degraded Server performance even under conditions of heavy communications traffic.

The Company's Analog Modem Pool targets Server-based Internet access applications. It integrates SuperSerial hardware and software with up to 128 standard internal modems of any brand, and efficiently links them into the Server's operating system through a single bus expansion slot. The modems are connected to the telephone network through individual analog connections. The recently introduced Digital Modem Pool also targets Server-based Internet access applications, but connects to the telephone network through high-density T1 or E1 channelized or PRI digital connections. The Digital Modem Pool is field-expandable to up to 120 modems per server bus expansion slot using Equinox-designed modem modules, which support
V.90 56 kbps and ISDN callers.

Equinox EquiView management software is included with each of its SuperSerial products and Modem Pool products. EquiView is a graphical Windows NT application program that provides configuration, monitoring and analysis of all user data traffic and communications port status.

LAN-ATTACHED PRODUCTS
Equinox "ELS" Terminal Servers add 8 to 48 high-performance serial ports to Servers or legacy computers connected to an Ethernet LAN. They are available with both fixed numbers of ports and in expandable models and they connect to the Ethernet LAN using either Internet standard TCP/IP or LAT protocols.

The Equinox DSS performs the same function as the ELS Terminal Server in addition to the routing or switching of local serial communications traffic. Like the ELS, the DSS can connect to Ethernet LANs using either Internet standard TCP/IP or LAT protocols and it features a modular design that can easily expand to thousands of ports. The DSS also performs the routing or switching of communications traffic for computer systems that are not connected to Ethernet LANs. It also includes on-line redundancy and sophisticated configuration, management, monitoring and diagnostic software tailored to large data centers, which is where the DSS is usually deployed.

The following table illustrates the Company's sales of Bus-attached products and LAN-attached products over the past three years (dollars are in thousands):

                                       1998                        1997                        1996
                                --------------------       ---------------------       ---------------------
                                   NET       % OF             NET        % OF             NET        % OF
                                  SALES     TOTAL            SALES      TOTAL            SALES      TOTAL
                                ---------- ---------       ----------- ---------       ----------- ---------
Bus-attached products           $  26,504    85 %          $   21,995     78 %         $   17,043    69 %
LAN-attached products               4,823    15                 6,378     22                7,736    31
                                ========== =========       =========== =========       =========== =========
                                $  31,327   100 %          $   28,373    100 %         $   24,779   100 %
                                ========== =========       =========== =========       =========== =========

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

Domestically, Equinox distributes its products through approximately 25 national and regional distributors. The Company's national distributors, which sell primarily to system integrators and VARs, include Ingram Micro and Tech Data. Regional distributors serve system integrators and VARs within their local geographic areas and often focus on specialized market segments or applications.

Internationally, Equinox distributes its products through approximately 50 independent distributors who resell to customers in over 40 foreign countries. International distributors typically provide technical support and follow-up service directly to their customers. See Note 11 of "Notes to Consolidated Financial Statements", Item 8, for information concerning the Company's segment, geographic and major customer information.

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

The Company's OEM customers typically incorporate the Company's Bus-attached products into their own product offerings or offer them as options to their systems and sell them under their private label. Whenever possible, the Company works with existing and potential OEM customers in their product development cycles to design product enhancements and new products to meet the OEMs' requirements. Sales to OEMs typically involve extensive product and system evaluations and the Company's product shipments are linked to the OEM's own development cycle, product introduction and market acceptance of the OEM's systems. The Company's OEM customers include IBM, Hewlett-Packard, NCR, AT&T, and Unisys.

MANUFACTURING
An independent contractor manufactures the majority of Equinox products. The Company has a formal agreement with this independent contractor and this agreement includes customary provisions for termination by either party for events such as bankruptcy, merger or nonperformance. The contractor procures all necessary parts and components, assembles finished products and performs quality control testing of finished products. The Company's purchases of finished products from this contractor generally are made on the basis of adjustable quarterly production schedules provided by the Company.

The Company believes there are many advantages to using contractors to manufacture its products, including: reduced capital requirements, reduced need for facilities and equipment, reduced headcount requirements and reduced component inventory requirements. In the event that its existing contractor were to cease doing business or otherwise become unable to meet the Company's requirements, management believes that the Company would be able to quickly develop alternative sources (which the Company is continually evaluating).

MARKETING AND SALES
The Company's channel sales and marketing efforts are aimed at introducing VARs and system integrators to the advantages of Equinox products. Orders from these VARs and system integrators are directed to the Company's two-tier national and international distributors. The Company's OEM sales and marketing efforts are aimed at selling directly to new prospective OEM customers or the expansion of existing relationships with OEM customers. Orders from OEM customers are placed directly with Equinox under an OEM agreement.

A substantial portion of the Company's marketing efforts and expenditures are directed toward participation in regional, national and international trade shows, such as Networld+Interop, Comdex, SCO Forum, Comnet and CeBIT in Germany. Equinox also advertises in technical trade publications and distributor catalogs, including participating in cooperative advertising efforts with its distributors. Additionally, the Company's marketing activities also include distribution of sales and product literature, qualification of sales leads, distribution of newsletters to customers and periodic direct mailings to prospective VARs, system integrators and end-users.

BACKLOG
The Company's customers typically place orders for delivery within a short period of time. Therefore, the Company does not believe that its backlog is a good indicator of future sales. The Company is required to carry sufficient inventory of finished products to meet its typical goal of shipping within one week of receipt of an order. At December 31, 1998, the Company's backlog was $1.9 million, compared to $1.5 million at December 31, 1997. The Company anticipates that its backlog at December 31, 1998 will be satisfied in 1999.

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

EMPLOYEES
At December 31, 1998, Equinox had a total of 100 full-time employees, of which 28 were engaged in research and development, 19 were engaged in manufacturing, 22 were engaged in sales and marketing, 11 were engaged in technical support and service and 20 were engaged in executive, finance and administration. The Company also employs temporary personnel on an as-needed basis. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

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

ITEM 3.  LEGAL PROCEEDINGS
From time to time, the Company may be subject to legal proceedings and other claims arising in the ordinary course of its business. The Company is not a party to any litigation, the outcome of which would have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market. The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the Nasdaq National Market.

                                                          HIGH               LOW
                                                       -----------        -----------
                        1997      First Quarter        $     6.92         $     5.67
                                  Second Quarter             7.42               5.67
                                  Third Quarter              9.67               6.59
                                  Fourth Quarter            12.63               9.17

                        1998      First Quarter             15.42              10.42
                                  Second Quarter            18.25               7.38
                                  Third Quarter             10.00               7.50
                                  Fourth Quarter            12.00               7.13

As of March 23, 1999, there were approximately 54 holders of record (and an estimated 2,000 beneficial owners) of the 5,384,178 outstanding shares of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial data has been derived from the Company's financial statements (the three most recent years are included in Item 8), which have been audited by Arthur Andersen LLP, independent certified public accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1998, included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                              YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------
                                        1998            1997           1996            1995            1994
                                     -----------     -----------    -----------     -----------     -----------
INCOME STATEMENT DATA:
Net sales                            $   31,327      $   28,373     $   24,779      $    20,222     $   20,044
Cost of sales                            15,121          13,951         12,774           10,554          9,633
                                     -----------     -----------    -----------     -----------     -----------
Gross profit                             16,206          14,422         12,005            9,668         10,411
                                     -----------     -----------    -----------     -----------     -----------
Research and development                  3,117           2,857          2,640            2,149          1,954
Selling, general and administrative       6,930           6,092          5,569            5,515          5,451
                                     -----------     -----------    -----------     -----------     -----------
Total operating expenses                 10,047           8,949          8,209            7,664          7,405
                                     -----------     -----------    -----------     -----------     -----------
Income from operations                    6,159           5,473          3,796            2,004          3,006
Other income, net                           639             555            486              639            361
                                     -----------     -----------    -----------     -----------     -----------
Income before income taxes                6,798           6,028          4,282            2,643          3,367
Provision for income taxes                2,241           2,121          1,527            1,023          1,283
                                     -----------     -----------    -----------     -----------     -----------
                                     ===========     ===========    ===========     ===========     ===========
Net income                           $    4,557      $    3,907     $    2,755      $     1,620     $    2,084
                                     ===========     ===========    ===========     ===========     ===========
Income per share:
Basic (1)                            $     0.88      $    0.76      $    0.48       $     0.26      $    0.36
                                     ===========     ===========    ===========     ===========     ===========
Diluted (1)                          $     0.82      $    0.72      $    0.45       $     0.26      $    0.34
                                     ===========     ===========    ===========     ===========     ===========

                                     --------------------------------------------------------------------------
                                        1998            1997           1996            1995            1994
                                     -----------     -----------    -----------     -----------     -----------
BALANCE SHEET DATA AT END OF YEAR:
Working capital                      $   26,414      $   18,810     $   18,904      $    17,849     $   18,582
Total assets                             34,971          27,583         26,748           26,828         27,635
Long-term debt                               --              --             --               --             --
Shareholders' equity                     29,805          21,935         22,291           21,285         21,128

----------------------------------------------------
(1) Amounts prior to 1997 have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which reflect the current views of the Company with respect to future events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" and elsewhere herein, that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of net sales:

                                                                             PERCENTAGE OF NET SALES
                                                                         --------------------------------
                                                                          1998        1997        1996
                                                                         --------    --------    --------
                               Net sales                                  100 %       100 %       100 %
                               Cost of sales                               48          49          52
                                                                         --------    --------    --------
                               Gross profit                                52          51          48
                                                                         --------    --------    --------
                               Research and development                    10          10          11
                               Selling, general and administrative         22          22          22
                                                                         --------    --------    --------
                               Total operating expenses                    32          32          33
                                                                         --------    --------    --------
                               Income from operations                      20          19          15
                               Other income, net                            2           2           2
                                                                         --------    --------    --------
                               Income before income taxes                  22          21          17
                               Provision for income taxes                   7           7           6
                                                                         ========    ========    ========
                               Net income                                  15 %        14 %        11 %
                                                                         ========    ========    ========

RESULTS OF OPERATIONS
Net sales increased 10% to $31.3 million in 1998 from 1997, and by 15% to $28.4 million in 1997 from 1996.

Bus attached product sales increased 21% to $26.5 million in 1998 from 1997 and by 29% to $22.0 million in 1997 from 1996. Growth for the Bus-attached line was due to higher net sales to both distributors and original equipment manufacturers ("OEMs"). Distributor sales of Bus-attached products increased 24% in 1998 from 1997 and by 8% in 1997 from 1996. OEM sales increased by 16% in 1998 from 1997 and by 44% in 1997 from 1996. The Company's largest customer is the Hewlett-Packard Company, an OEM customer, representing 17%, 24% and 15% of net sales for 1998, 1997 and 1996, respectively.

During the fourth quarter of 1998, the Company began shipments of its SuperSerial products to IBM under a new private-label OEM agreement. Although the Company believes there are future growth opportunities related to this and other existing OEMs, sales to these customers are difficult to predict as the Company has limited visibility to OEM's inventory levels and no control over customer demand for the OEM's final product.

LAN-attached product sales decreased 24% to $4.8 million in 1998 from 1997 and by 18% to $6.4 million in 1997 from 1996. This decrease is primarily attributable to a significant decline in direct sales of DSS products. Sales of Terminal Servers to distributors also declined although not as significantly. Management believes that sales of DSS products and its existing Terminal Servers will continue to decline over time. The Company is developing a new, lower priced, Terminal Server with significantly expanded features which it plans to introduce during mid-1999.

The Company operates in one industry segment. Export net sales decreased 4% to $5.5 million in 1998 from 1997 primarily due to lower sales in Latin America and the Pacific Rim. Export net sales increased 10% to $5.7 million in 1997 from 1996 due to higher sales in Europe and the Pacific Rim partially offset by reduced sales in Latin America. As a percentage of net sales, export net sales represented 18%, 20% and 21% for 1998, 1997 and 1996, respectively.

GROSS MARGIN
Gross margin in 1998 increased to 52% from 51% in 1997 and 48% in 1996. The improvement in gross margin for the periods presented was primarily the result of reduced product costs as well as greater absorption of overhead due to increased volumes and efficiencies.

The Company's gross margin is dependent in part on product costs, product mix, channel mix, and overhead expense, all of which fluctuate from year to year. For example, an increase in future sales to OEM customers may negatively impact the Company's gross margin, as OEM sales are typically priced lower than distribution sales. However, the reduced sales/support requirements of OEM customers result in favorable contributions to operating margins thereby resulting in similar operating margins between distribution sales and OEM sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased 9% to $3.1 million in 1998 from 1997, and 8% to $2.9 million in 1997 from 1996. The increases are primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 10%, 10% and 11% for 1998, 1997 and 1996, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased 14% to $6.9 million in 1998 from 1997, and 9% to $6.1 million in 1997 from 1996. The increases were primarily due to increased sales personnel and expanded marketing efforts. As a percentage of net sales, selling, general and administrative expenses were 22% for all periods presented.

OTHER INCOME, NET
Other income, net, which includes interest income, increased 15% to $0.64 million in 1998 and 14% to $0.55 million in 1997 from 1996 primarily due to higher invested cash balances. As a percentage of net sales, other income was 2% for all periods presented.

PROVISION FOR INCOME TAXES
Provision for income taxes was $2.2 million, $2.1 million and $1.5 million for 1998, 1997 and 1996 respectively. The Company's effective tax rate was 33% for 1998 as compared to 35% for 1997 and 36% for 1996. The Company anticipates that its tax rate will increase in 1999 due to a higher effective state tax rate.

NET INCOME
As a result of the factors discussed above the Company recorded net income of $4.6 million, $3.9 million and $2.8 million for 1998, 1997 and 1996, respectively. As a percentage of net sales, net income was 15%, 14% and 11% for 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $26.4 million at December 31, 1998, compared with $18.8 million at December 31, 1997. Cash and cash equivalents and marketable securities were $18.9 million at December 31, 1998, compared with $15.7 million at December 31, 1997. This increase is primarily due to cash generated from operations and provided by financing activities partially offset by purchases of property and equipment.

Net cash provided by operating activities was $2.1 million for the year ended December 31, 1998, compared to $6.4 million and $2.5 million for the years ended December 31, 1997, and 1996, respectively. The decrease in 1998 was primarily due to higher net income offset by increases in accounts receivable and inventories.

Net cash used in investing activities was $5.7 million for the year ended December 31, 1998, compared to $0.5 million and $1.2 million for the years ended December 31, 1997 and 1996, and was primarily due to purchases of property and equipment and net purchases of marketable securities. At December 31, 1998, the Company had no material commitments for capital expenditures.

Net cash provided by financing activities was $1.8 million for the year ended December 31, 1998 and was due to funds received in connection with employee stock options exercises. Net cash used in financing activities for the years ended December 31, 1997 and 1996 was $4.8 million and $1.9 million, respectively, and was used for repurchases of common stock offset by funds received in connection with employee stock option exercises.

In November 1994, the Board of Directors authorized the Company to repurchase up to 750,000 shares of the Company's issued and outstanding common stock. During 1995 and 1996, the Company repurchased 750,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 821,400 shares at a purchase price of approximately $5,409,000 under its most recent buyback plan. No purchases were made during 1998. During 1999 and as of the date of this filing the Company has repurchased 26,500 shares of its common stock in the open market for an aggregate purchase price of $263,000. The Company is still authorized to repurchase an additional 652,100 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS
In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on January 1, 1998. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2000. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

As of the date of this filing, the Company has capitalized approximately $325,000 in connection with the implementation of its new management information system. The Company does not anticipate capitalizing any additional costs on this implementation which is expected to be completed in the second quarter of 1999. All Company expenditures related to the Year 2000 issue will be made from cash and cash equivalents. Costs related to the Year 2000 issue that do not involve the replacement of systems are charged to expense. Such other costs have not been and are not expected to be material in the future.

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's consolidated results throughout 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

COMPETITION
The markets for the Company's products are intensely competitive. The Company's products compete both with other technologies as well as similar products manufactured by other companies, some of which have more extensive research and development, manufacturing, marketing and product support capabilities as well as greater financial and technological resources. The Company believes that its ability to compete depends on a number of factors including product quality and reliability, performance, price, product delivery, service and support and name recognition. There can be no assurance the Company will be able to continue to compete successfully with respect to these factors.

PRODUCT SHORTAGES
The competitiveness of the industry requires that the Company fulfill many of its orders within a very short time period (typically within one week after receipt of order). Should the Company be unable to fulfill orders on a timely basis due to inaccurate forecasting by the Company, shortages at its suppliers, or other reasons, orders could be canceled and placed with a competitor.

Additionally, certain important components used in the Company's products presently are available from one or a limited number of sources. Also, most of the Company's product lines currently are manufactured for the Company by one contractor. The inability to obtain sufficient quantities of limited source components or alternative sources to manufacture its finished products, could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business.

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and an OEM customer collectively accounted for 43% of the Company's net sales during 1998. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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


MARKET RISK
Management believes the Company's exposure to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments is minimal, as the Company does not use any derivative financial instruments. The Company is also debt-free, transacts all business in U.S. dollars and utilizes investments which consist of investment grade corporate securities, U.S. Treasury obligations and tax-exempt borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Report of Independent Certified Public Accountants                        16

Consolidated Balance Sheets as of December 31, 1998 and 1997              17

Consolidated Statements of Income For the Year Ended
      December 31, 1998, 1997 and 1996                                    18

Consolidated Statements of Shareholders' Equity For the Year Ended
      December 31, 1998, 1997 and 1996                                    19

Consolidated Statements of Cash Flows For the Year Ended
      December 31, 1998, 1997 and 1996                                    20

Notes to Consolidated Financial Statements                                21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Equinox Systems Inc.:

We have audited the accompanying consolidated balance sheets of Equinox Systems Inc. (a Florida corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equinox Systems Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP




Fort Lauderdale, Florida,
   January 23, 1999.

                              EQUINOX SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 DECEMBER 31,
                                                                        --------------------------------
                                                                           1998                1997
                                                                        ------------       -------------
                                   ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                    $    12,382         $    14,209
           Marketable securities                                              6,538               1,500
           Accounts receivable                                                5,403               3,881
           Inventories                                                        5,489               3,295
           Deferred income taxes                                              1,184               1,132
           Prepaid expenses and other current assets                            584                 441
                                                                        ------------       -------------
             Total current assets                                            31,580              24,458
                                                                        ------------       -------------
      PROPERTY AND EQUIPMENT, at cost                                         5,831               5,513
           Less - accumulated depreciation and amortization                  (2,440)             (2,388)
                                                                        ------------       -------------
                                                                              3,391               3,125
                                                                        ============       =============
                                                                        $    34,971         $    27,583
                                                                        ============       =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
           Accounts payable                                             $     2,679         $     3,058
           Accrued expenses                                                   2,215               2,091
           Accrued income taxes                                                 272                 499
                                                                        ------------       -------------
             Total current liabilities                                        5,166               5,648
                                                                        ------------       -------------
      COMMITMENTS AND CONTINGENCIES (Note 9)
      SHAREHOLDERS' EQUITY:
           Preferred stock, $0.01 par value, 1,000,000 shares                     --                   --
             authorized; no shares issued or outstanding
           Common stock, $0.01 par value, 15,000,000 shares                      54                  49
             authorized; 5,395,009 and 4,889,165 shares issued and
             outstanding in 1998 and 1997, respectively
           Additional paid-in capital                                        11,572               8,264
           Retained earnings                                                 18,179              13,622
                                                                        ------------       -------------
               Total shareholders' equity                                    29,805              21,935
                                                                        ============       =============
                                                                        $    34,971         $    27,583
                                                                        ============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                     YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                          1998                1997                 1996
                                                      -------------       -------------        -------------
      NET SALES                                        $   31,327          $   28,373           $   24,779
      COST OF SALES                                        15,121              13,951               12,774
                                                      -------------       -------------        -------------
         Gross profit                                      16,206              14,422               12,005
                                                      -------------       -------------        -------------
      OPERATING EXPENSES:
         Research and development                           3,117               2,857                2,640
         Selling, general and administrative                6,930               6,092                5,569
                                                      -------------       -------------        -------------
           Total operating expenses                        10,047               8,949                8,209
                                                      -------------       -------------        -------------
           Income from operations                           6,159               5,473                3,796
                                                      -------------       -------------        -------------
      OTHER INCOME, NET:
         Interest income                                      647                 547                  566
         Other income (expense), net                           (8)                  8                  (80)
                                                      -------------       -------------        -------------
           Total other income, net                            639                 555                  486
                                                      -------------       -------------        -------------
           Income before income taxes                       6,798               6,028                4,282
      PROVISION FOR INCOME TAXES                            2,241               2,121                1,527
                                                      =============       =============        =============
           Net income                                 $     4,557         $     3,907          $     2,755
                                                      =============       =============        =============

      EARNINGS PER SHARE:
           Basic                                      $      0.88         $      0.76          $      0.48
                                                      =============       =============        =============
           Diluted                                    $      0.82         $      0.72          $      0.45
                                                      =============       =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                COMMON STOCK
                                           -----------------------     ADDITIONAL                         TOTAL
                                           NUMBER OF                     PAID-IN        RETAINED      SHAREHOLDERS'
                                             SHARES       AMOUNT         CAPITAL        EARNINGS          EQUITY
                                           -----------   ---------     ------------    -----------    ---------------
   Balance at December 31, 1995             5,849,397     $    58      $    13,758     $    7,469      $      21,285

   Stock options exercised                     54,203           1              256             --                257

   Imputed compensation
     on stock options                              --          --               16             --                 16

   Repurchases and retirements
     of common stock                          (368,850)         (4)          (2,018)           --              (2,022)

   Net income                                      --          --               --          2,755              2,755
                                           -----------   ---------     ------------    -----------    ---------------

   Balance at December 31, 1996             5,534,750          55           12,012         10,224             22,291

   Stock options exercised                    175,815           2            1,144             --              1,146

   Repurchases  and retirements
      of common stock                        (821,400)         (8)          (4,892)          (509)            (5,409)

   Net income                                      --          --               --          3,907              3,907
                                           -----------   ---------     ------------    -----------    ---------------

   Balance at December 31, 1997             4,889,165          49            8,264         13,622             21,935

   Stock options exercised                    505,844           5            3,308             --              3,313

   Net income                                      --          --               --          4,557              4,557
                                           ===========   =========     ============    ===========    ===============

   Balance at December 31, 1998             5,395,009     $    54      $    11,572     $   18,179      $      29,805
                                           ===========   =========     ============    ===========    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                   1998             1997             1996
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $     4,557      $     3,907      $     2,755
                                                                ------------     ------------     ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation                                                         434              563              605
   Provision for doubtful accounts and anticipated sales                968              905              708
   returns
   Provision for warranty costs                                         173               99              129
   Benefit for deferred income taxes                                    (52)             (95)             (39)
   Recognition of deferred service contract revenue                    (551)            (691)            (756)
   Imputed compensation on stock options                                 --               --               16
   Changes in operating assets and liabilities:
       Accounts receivable                                           (2,490)          (1,078)            (787)
       Inventories                                                   (2,194)             550               66
       Prepaid expenses and other current assets                       (143)             (18)             (19)
       Accounts payable                                                (379)             764             (427)
       Accrued expenses                                                 502              903              307
       Accrued income taxes                                           1,244              632              (80)
                                                                ------------     ------------     ------------
Total adjustments                                                    (2,488)           2,534             (277)
                                                                ------------     ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,069            6,441            2,478
                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                               (12,354)          (2,300)          (1,550)
   Maturities of marketable securities                                7,316            2,150              707
   Purchases of property and equipment                                 (700)            (301)            (388)
                                                                ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                (5,738)            (451)          (1,231)
                                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                            1,842              630              166
   Repurchases and retirements of common stock                           --           (5,409)          (2,022)
                                                                ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) FINANCING                              1,842           (4,779)          (1,856)
   ACTIVITIES
                                                                ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,827)           1,211             (609)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         14,209           12,998           13,607
                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS,  END OF YEAR                         $    12,382      $    14,209      $    12,998
                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Income taxes paid                                               $     1,052      $     1,586      $     1,646
                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 1998, 1997 and 1996, the Company realized income tax benefits of $1,471, $516 and $91, respectively, in connection with the exercise of stock options by certain current and former employees and directors. (Amounts are included in the Consolidated Statements of Shareholders' Equity within "Stock options exercised.") Such amounts represent deductible compensation expense for income tax reporting purposes that are not required to be recognized for financial statement purposes.

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

FISCAL YEAR
The fiscal year of the Company ends on the Saturday nearest to December 31. All references to "December 31, 1998," "December 31, 1997" and "December 31, 1996" represent the 52-week fiscal years ended January 2, 1999, January 3, 1998 and January 4, 1997, respectively.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in repurchase agreements, short-term Treasury bills and notes, and tax-exempt bond instruments. These securities mature within three months and, therefore, bear minimal interest rate risk.

Marketable securities consist of investment grade corporate securities, U.S. Treasury obligations and tax-exempt bond instruments. The Company's marketable securities are considered available-for-sale and are carried at fair value (which approximates cost) in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of marketable securities and trade receivables. The Company has policies that limit its investments as to maturity, liquidity, credit quality, concentration and diversification of issuers and types of investments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographical areas.

The Company sells its products primarily to distributors, VARs, system integrators and OEMs in North America, Europe, Latin America and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses.

SEGMENT DISCLOSURES
In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic areas and major customers (see Note 11).

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


INVENTORIES
Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories are shown in the accompanying consolidated balance sheets net of reserves of $1,151,000 and $1,464,000 as of December 31, 1998 and 1997, respectively, and consist of the following as of December 31 (in thousands):

                                                                              1998              1997
                                                                          -------------     --------------
                               Raw materials                              $      1,869       $        630
                               Work-in-process                                     585                461
                               Finished goods                                    3,035              2,204
                                                                          -------------     --------------
                                                                          $      5,489       $      3,295
                                                                          =============     ==============


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

EARNINGS PER SHARE
On May 1, 1998 the Board of Directors declared a three-for-two stock split (the "split") effected in the form of a 50% stock dividend on the Company's common stock. On June 10, 1998, the Company's shareholders received one additional share of common stock for each two shares held. Earnings per share, weighted average shares outstanding, common stock and additional paid-in capital for all periods presented have been restated to retroactively reflect the split.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Amounts for 1996 were restated to conform with the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Shares used in the computations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                1998             1997              1996
                                                             ------------     ------------      ------------
              Weighted average shares used in basic                5,194            5,108             5,752
                 computation
              Common stock equivalents - options                     366              316               308
                                                             ------------     ------------      ------------
              Weighted average shares used in diluted
                 computation                                       5,560            5,424             6,060
                                                             ============     ============      ============

Options not included in the computation above, because the exercise of which would be antidilutive, for the years ended December 31, 1998, 1997 and 1996 were 9,000, 285,000 and 110,000, respectively.

COMPREHENSIVE INCOME
During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." As the Company has no components of other comprehensive income, the adoption of SFAS No. 130 had no impact on the accompanying consolidated financial statements. Net income equals comprehensive income for all periods presented.

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

NEW ACCOUNTING PRONOUNCEMENTS
In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on January 1, 1998. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2000. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RECLASSIFICATIONS
Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

(3) ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheets net of allowances for doubtful accounts and anticipated sales returns of $833,000 and $762,000 as of December 31, 1998 and 1997, respectively.

(4) PROPERTY AND EQUIPMENT

The following is a summary of major classifications of property and equipment, at cost, as of December 31 (in thousands):

                                                                    1998               1997
                                                                 ------------       ------------
                   Computer equipment                            $     1,668        $     1,586
                   Furniture and fixtures                              1,256              1,211
                   Building, land and improvements                     2,907              2,716
                                                                 ------------       ------------
                                                                 $     5,831        $     5,513
                                                                 ============       ============

(5) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31 (in thousands):

                                                                    1998               1997
                                                                 ------------       ------------
                   Compensation related                          $     1,197        $     1,103
                   Warranty costs                                        645                645
                   Other                                                 373                343
                                                                 ------------       ------------
                                                                 $     2,215        $     2,091
                                                                 ============       ============

(6) EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants' contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense were approximately $75,000, $65,000 and $60,000 in 1998, 1997 and 1996, respectively.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7) COMMON STOCK - STOCK REPURCHASE PROGRAM

In November 1994, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock. During 1995 and 1996, the Company repurchased and retired a total of 750,000 shares of its common stock in the open market for an aggregate purchase price of approximately $3,940,000. In March 1997, the Board of Directors authorized the Company to repurchase up to an additional 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased and retired a total of 821,400 shares at a purchase price of approximately $5,409,000 under its most recent buyback plan. The Company did not repurchase any shares during 1998. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

(8) STOCK OPTION PLANS

The Company maintains three non-qualified stock option plans which cover officers and employees. During 1998, a total of 334,000 stock options were granted pursuant to these plans at prices ranging from $7.84 to $8.91 per share; the fair market value of the Company's common stock at the dates of the grants.

The Company also maintains another plan (the "Directors' Plan") which provides for an automatic grant of options to purchase 15,000 shares of common stock at fair market value at the date of grant to each non-employee director of the Company upon initial election as a director. The Directors' Plan also provides for an automatic grant of options to purchase 3,750 shares of common stock at fair market value upon re-election as a director. During 1998, stock options to purchase 18,750 shares were granted at a price of $16.00 per share pursuant to the Directors' Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income, pro forma diluted earnings per share and pro forma weighted average fair value of options granted (with related assumptions using the Black-Scholes option pricing model) would have been as follows:

                                                            1998                  1997                  1996
                                                      -----------------     ------------------    -----------------
         Pro forma net income (000's)                  $      3,770         $       3,353         $       2,451
         Pro forma diluted earnings per share          $       0.70         $        0.62         $        0.40
                                                       $       3.92         $        5.03         $        5.75
         Pro forma weighted average fair value of
         options granted
         Expected life (years)                                 6.00                  6.00                  6.00
         Risk-free interest rate                               5.63%                 6.32%                 6.52%
         Expected volatility                                  43.00%                44.00%                46.00%
         Dividend yield                                        0.00%                 0.00%                 0.00%

As of December 31, 1998, a total of 3,024,330 shares of common stock have been authorized for issuance under all stock option plans. Options to purchase 1,297,064 shares were outstanding as of December 31, 1998, and options to purchase 1,393,531 shares had been exercised as of such date.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Information with respect to the stock option plans in effect as of December 31, 1998 is summarized as follows:

                                                         SHARES                                  WEIGHTED
                                                         AVAILABLE           OPTIONS             AVERAGE
                                                         FOR GRANT         OUTSTANDING        EXERCISE PRICE
                                                         -----------       -------------      ---------------
                  Balance at December 31, 1995              304,560           1,014,204          $    3.54
                  Options authorized                        225,000                  --               --
                  Options granted                          (512,250)            512,250               7.15
                  Options exercised                              --             (54,203)              3.06
                  Options canceled                           56,713             (57,367)              3.58
                                                         -----------       -------------
                  Balance at December 31, 1996               74,023           1,414,884               4.79
                  Options authorized                        375,000                  --               --
                  Options granted                          (241,500)            241,500               6.49
                  Options exercised                              --            (175,815)              3.58
                  Options canceled                           15,546             (15,546)              5.75
                                                         -----------       -------------
                  Balance at December 31, 1997              223,069           1,465,023               5.21
                  Options authorized                        450,000                  --               --
                  Options granted                          (352,750)            352,750               8.29
                  Options exercised                              --            (505,844)              3.67
                  Options canceled                           13,416             (14,865)              7.19
                                                         -----------       -------------
                  Balance at December 31, 1998              333,735           1,297,064               6.63
                                                         ===========       =============

Options are exercisable within ten years from the date of grant with specific vesting periods, primarily four years, set by the Board of Directors. Options granted to Directors are exercisable within 5 years from the date of grant with full vesting six months after the grant date. Options granted to officers and employees expire three months after termination of employment. The following table summarizes information concerning currently outstanding and exercisable options:

                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             ----------------------------------------------    -----------------------------
                                                WEIGHTED
                                                 AVERAGE        WEIGHTED                         WEIGHTED
                                                REMAINING       AVERAGE                          AVERAGE
         RANGE OF               NUMBER         CONTRACTUAL      EXERCISE          NUMBER         EXERCISE
      EXERCISE PRICES         OUTSTANDING     LIFE (YEARS)        PRICE         EXERCISABLE        PRICE
      -------------------    -------------    --------------    -----------    -------------     -----------
      $ 1.50  -$ 3.36              37,750          4.76         $   2.77             37,750      $   2.77
        4.12 -   5.87             387,838          6.87             4.79            255,643          4.70
        6.00  -  8.91             852,726          8.52             7.43            262,876          7.31
            16.00                  18,750          4.42            16.00             18,750         16.00
                             -------------                                     -------------
                                1,297,064          7.86             6.63            575,019          6.13
                             =============                                     =============

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9) COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and other claims in the ordinary course of its business. The Company is not party to any litigation, the outcome of which would have a material adverse effect on its business or operations.

(10) INCOME TAXES

The components of the net deferred income tax asset are as follows as of December 31 (in thousands):

                                                                                1998               1997
                                                                          -----------       ------------
      Allowances for doubtful accounts and anticipated sales returns      $     317         $       289
      Inventory allowances                                                      437                 556
      Deferred revenue                                                           44                  55
      Accrued compensation                                                       40                  42
      Accrued warranty costs                                                    245                 245
      Other, net                                                                101                 (55)
                                                                          -----------       ------------
                                                                          $   1,184         $     1,132
                                                                          ===========       ============

Based on the Company's consolidated financial position and results of operations for the current and preceding years, and the availability of sufficient taxable income within the carryback period available under the tax laws, no valuation allowance needs to be provided against the net deferred tax asset.

The provision for income taxes consists of the following (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                              1998              1997               1996
                                                        -----------      ------------      -------------
                              FEDERAL
                                 Current                 $   1,989       $    2,027         $     1,389
                                 Deferred                       28              (95)                (33)
                                                         ---------       ----------         -----------
                                                             2,017            1,932               1,356
                                                         ---------       ----------         -----------
                              STATE
                                 Current                       304              189                 177
                                 Deferred                      (80)              --                  (6)
                                                         ---------       ----------         -----------
                                                               224              189                 171
                                                         ---------       ----------         -----------
                                                         $   2,241       $    2,121         $     1,527
                                                         =========       ==========         ===========

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


A reconciliation of the difference between the expected provision for income taxes using the statutory Federal tax rate and the Company's actual provision is as follows (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------
                                                               1998              1997               1996
                                                           -------------      ------------       ------------
Provision using statutory Federal tax rate (34%)           $      2,311       $     2,050        $     1,456
State income taxes, net of Federal income tax benefit               148               125                113
Tax-exempt interest income                                         (117)             (100)               (97)
Other, net                                                         (101)               46                 55
                                                           -------------      ------------       ------------
                                                           $      2,241       $     2,121        $     1,527
                                                           =============      ============       ============

(11) SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The Company operates exclusively in a single business segment that designs, markets and sells Server-based communications products. Net sales, based on shipments of products to customers located in the various geographic areas served, are as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------
                                                               1998              1997               1996
                                                           -------------      ------------       ------------
United States                                              $     25,872       $    22,649        $    19,561
Europe                                                            2,601             2,273              1,875
Pacific Rim                                                       1,421             1,548              1,189
Latin America                                                       932             1,382              1,453
Other (primarily the Middle East)                                   501               521                701
                                                           -------------      ------------       ------------
                                                           $     31,327       $    28,373        $    24,779
                                                           =============      ============       ============

Net sales to the following customers amounted to 10% or more of net sales:

                                                                        YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------
                                                               1998              1997               1996
                                                           -------------      ------------       ------------
Customer A (an OEM)                                            17%                24%                15%
Customer B (a distributor)                                     17%                11%                 5%
Customer C (a distributor)                                      9%                 8%                15%

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Same as Item 11. above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Same as Item 11. above.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)      (1) Financial Statements of the Company are set forth in Part II,
             Item 8
         (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Year Ended December 31, 1998, 1997 and 1996 is submitted herewith.
         (3) Exhibits (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
    3.1      Registrant's Amended and Restated Articles of Incorporation (1)
    3.2      Registrant's Bylaws (1)
   10.1      Form of Indemnification Agreement between the Registrant and each of its Executive Officers and
             Directors (1)
  *10.2      Registrant's 1993 Stock Option Plan (1)
  *10.3      Registrant's Directors Stock Option Plan (1)
  *10.5      Registrant's 1988 Stock Option Plan (1)
  *10.6      Registrant's 1992 Stock Option Plan (1)
   22.1      Registrant's Subsidiaries (1)
   23.0      Consent of Arthur Andersen LLP (2)
   27.1      Financial Data Schedule
    (b)      Reports on Form 8-K: No reports on Form 8-K were filed by the
             Registrant during the last quarter of the period covered by this
             Report.
    (c)      Exhibits required by Item 601 of Regulation S-K: The exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the 'Signatures' section hereof and is
             incorporated herein by reference.
    (d)      Financial Statement Schedules required by Regulation S-X: Reference is made to Item 14(a)(2).

------------------------------------
(1) Incorporated by reference to the exhibit filed with the registrant's registration statements on Form S-1 (No. 33-50138) and Form S-8 (Nos. 33-66280, 33-96014, 333-09955, 333-29665, and 333-56131).
(2) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EQUINOX SYSTEMS INC.


Date: March 25, 1999      By:/S/     WILLIAM A. DAMBRACKAS
                             -------------------------------------------
                                        William A. Dambrackas
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                            DATE
       ---------                     -----                            ----
                                   President,
                             Chief Executive Officer
                                  and Director
                              (Principal Executive
/S/ WILLIAM A. DAMBRACKAS           Officer)                      March 25, 1999
-----------------------------
    William A. Dambrackas

                                 Vice President,
                             Chief Financial Officer
                                  and Director
                            (Principal Financial and
/S/  MARK KACER               Accounting Officer)                 March 25, 1999
-----------------------------
     Mark Kacer


/S/ JAMES J. FELCYN, JR.           Director                       March 25, 1999
-----------------------------
    James J. Felcyn, Jr.


/S/ ROBERT F. WILLIAMSON, JR.      Director                       March 25, 1999
-----------------------------
    Robert F. Williamson, Jr.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE




To Equinox Systems Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Equinox Systems Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 23, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


 Fort Lauderdale, Florida,
    January 23, 1999.


                                      S-1-

                              EQUINOX SYSTEMS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                                 (in thousands)

                                                                    CHARGED
                                                  BALANCE AT       (CREDITED)
 YEAR ENDED                                       BEGINNING       TO COSTS AND                       BALANCE AT
DECEMBER 31,               DESCRIPTION             OF YEAR         EXPENSES          DEDUCTIONS     END OF YEAR
----------------    --------------------------    -----------     ------------      ------------    ------------
     1998       Allowance for Doubtful Accounts   $     353       $        6        $      (43)     $      316
                                                  ===========     ============      ============    ============
     1997       Allowance for Doubtful Accounts   $     344       $        2        $        7      $      353
                                                  ===========     ============      ============    ============
     1996       Allowance for Doubtful Accounts   $     396       $      (39)       $      (13)     $      344
                                                  ===========     ============      ============    ============

     1998       Allowance for Sales Returns       $     409       $      962        $     (854)     $      517
                                                  ===========     ============      ============    ============
     1997       Allowance for Sales Returns       $     250       $      903        $     (744)     $      409
                                                  ===========     ============      ============    ============
     1996       Allowance for Sales Returns       $     375       $      747        $     (872)     $      250
                                                  ===========     ============      ============    ============

                                      S-2-

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

23.0                       Consent of Arthur Andersen LLP

27.1                       Financial Data Schedule