Form 10-Q
period 1999-03-31
EQUINOX SYSTEMS INC
filed 1999-05-12
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Three Months ended March 31, 1999 Commission file No. 0-21450



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of May 10, 1999 was 5,324,376.

                                 INDEX TO ITEMS

                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998                     3

     Condensed Consolidated Statements of Income - Three months ended March 31, 1999 and 1998         4

     Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998     5

     Notes to Condensed Consolidated Financial Statements                                             6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         7

PART II - OTHER INFORMATION

Item 5.   Other Information                                                                           10

Item 6.   Exhibits and Reports on Form 8-K                                                            11

Signature Page                                                                                        12

                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                               MARCH 31,            DECEMBER 31,
                                                                                 1999                   1998
                                                                               ---------            ------------
                                   ASSETS

     CURRENT ASSETS:
          Cash and cash equivalents                                              $11,924               $ 12,382
          Marketable securities                                                    6,738                  6,538
          Accounts receivable                                                      5,750                  5,403
          Inventories                                                              5,534                  5,489
          Deferred income taxes                                                    1,184                  1,184
          Prepaid expenses and other current assets                                  822                    584
                                                                                 -------               --------
            Total current assets                                                  31,952                 31,580
                                                                                 -------               --------
     PROPERTY AND EQUIPMENT, at cost                                               5,944                  5,831
          Less - accumulated depreciation and amortization                        (2,545)                (2,440)
                                                                                 -------               --------
                                                                                   3,399                  3,391
                                                                                 -------               --------
                                                                                 $35,351               $ 34,971
                                                                                 =======               ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Accounts payable                                                       $ 2,713               $  2,679
          Accrued expenses                                                         2,311                  2,487
                                                                                 -------               --------
            Total current liabilities                                              5,024                  5,166
                                                                                 -------               --------
     SHAREHOLDERS' EQUITY:
          Common stock                                                                53                     54
          Additional paid-in capital                                              11,109                 11,572
          Retained earnings                                                       19,165                 18,179
                                                                                 -------               --------
              Total shareholders' equity                                          30,327                 29,805
                                                                                 -------               --------
                                                                                 $35,351               $ 34,971
                                                                                 =======               ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                             1999                  1998
                                                                         --------------        --------------
           NET SALES                                                     $      8,284          $       7,756
           COST OF SALES                                                        3,975                  3,675
                                                                         --------------        --------------
              Gross margin                                                      4,309                  4,081
                                                                         --------------        --------------
           OPERATING EXPENSES:
              Research and development                                            872                    768
              Selling, general and administrative                               1,751                  1,747
                                                                         --------------        --------------
                Total operating expenses                                        2,623                  2,515
                                                                         --------------        --------------
                Income from operations                                          1,686                  1,566
                                                                         --------------        --------------
           OTHER INCOME, NET:
              Interest income                                                     217                    190
              Other income (expense), net                                         (22)                    17
                                                                         --------------        --------------
                Total other income, net                                           195                    207
                                                                         --------------        --------------
                Income before income taxes                                      1,881                  1,773

           PROVISION FOR INCOME TAXES                                             639                    585
                                                                         --------------        --------------
                Net income                                               $      1,242          $       1,188
                                                                         ==============        ==============

           EARNINGS PER SHARE:

                Basic                                                    $       0.23           $       0.24
                                                                         ==============        ==============
                Diluted                                                  $       0.22           $       0.22
                                                                         ==============        ==============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------------------------
                                                                                             1999                       1998
                                                                                      -------------------         ------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $      1,242                 $      1,188
                                                                                     -------------------         ------------------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                          105                          119
        Provision for doubtful accounts and anticipated sales returns                         211                          195
        Provision for warranty costs                                                           43                           23
        Recognition of deferred service contract revenue                                     (118)                        (143)
        Changes in operating assets and liabilities:
            Accounts receivable                                                              (558)                        (783)
            Inventories                                                                       (45)                      (1,229)
            Prepaid expenses and other current assets                                        (238)                        (236)
            Accounts payable                                                                   34                          748
            Accrued expenses                                                                  (68)                         119
                                                                                      ------------------         -----------------
     Total adjustments                                                                       (634)                      (1,187)
                                                                                      ------------------         -----------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                608                            1
                                                                                      ------------------         -----------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities (purchases) of marketable securities                                      (200)                         200
        Purchases of property and equipment                                                  (113)                        (205)
                                                                                      ------------------         -----------------
     NET CASH USED IN INVESTING ACTIVITIES                                                   (313)                          (5)
                                                                                      ------------------         -----------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised                                                                87                          790
        Repurchases of common stock                                                          (840)                          --
                                                                                      ------------------         -----------------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (753)                         790
                                                                                      ------------------         -----------------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (458)                         786
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        12,382                       14,209
                                                                                      ------------------         -----------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    11,924                 $     14,995
                                                                                      ==================         =================

     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

            Income taxes paid                                                         $       565                 $        223
                                                                                      =================          =================

      SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
      During 1999 and 1998, the Company realized income tax benefits of $33 and $843, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

(1) BASIS OF PRESENTATION
The condensed consolidated balance sheet as of December 31, 1998, which has been derived from the annual audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K.

On May 1, 1998, the Board of Directors declared a three-for-two stock split (the "split") effected in the form of a 50% stock dividend on the Company's common stock. On June 10, 1998, the Company's shareholders received one additional share of common stock for each two shares held. Earnings per share and weighted average shares outstanding for the three months ended March 31, 1998 have been restated to retroactively reflect the split.

(2) FISCAL PERIOD
The fiscal periods of the Company end on the first Saturday following the last calendar day of each month. All references to March 31, 1999 and March 31, 1998 represent the 13-week fiscal periods ended April 3, 1999 and April 4, 1998, respectively.

(3) EARNINGS PER SHARE
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Shares used in the computations for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                 1999                 1998
                                             -------------         -----------

Weighted average shares used in basic
     computation                                    5,398                4,985
Common stock equivalents - options                    339                  484
                                             -------------         ------------
Weighted average shares used in diluted
      computation                                   5,737                5,469
                                             =============         ============

Options not included in the computation above, because the exercise of which would be antidilutive, for the three months ended March 31, 1999 and 1998 were 18,750 and 0, respectively.

(4) INVENTORIES
Inventories consist of the following as of March 31, 1999 and December 31, 1998 (in thousands):

                                           1999                 1998
                                       -------------        -------------
               Raw materials               $  2,382             $  1,869
               Work-in-process                  476                  585
               Finished goods                 2,676                3,035
                                       -------------        -------------
                                           $  5,534             $  5,489
                                       =============        =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which reflect the current views of the Company with respect to future events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" in
Item 5, and elsewhere herein, that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

NET SALES
The Company primarily sells its products through two sales channels: distribution and original equipment manufacturers ("OEMs"). The Company's two-tier distribution channel serves the needs of a large number of value-added resellers ("VARs") and System Integrators and, as a result, that channel of sales has more quarter-to-quarter predictability than the Company's OEM sales channel. Sales to OEM customers are difficult to predict as the Company has limited knowledge of the OEM's inventory levels and potential customer demand for the OEM's final product.

Net sales increased 7% to $8.3 million for the three months ended March 31, 1999 compared to $7.8 million for the first quarter of 1998.

Bus-attached product sales increased 21% to $7.5 million for the three months ended March 31, 1999. This growth was due to a 14% increase in net sales to distributors and a 27% increase in net sales to OEMs for the three months ended March 31, 1999. Significant first quarter customers of Bus-attached products include Hewlett-Packard Company, Ingram Micro, Tech Data and IBM, which represented 16%, 14%, 13% and 11% of total net sales, respectively. The majority of the revenue generated from IBM related to a new private-label OEM agreement entered into in the fourth quarter of 1998. This agreement is in the early stages and the Company does not believe that IBM's contribution to sales during the first quarter is necessarily indicative of a trend.

LAN-attached product sales decreased 47% to $0.8 million for the three months ended March 31, 1999. This decrease is primarily attributable to a significant decline in direct sales of DSS products. Sales of Terminal Servers to distributors also declined. Management believes that sales of DSS products and its existing Terminal Server products will continue to decline over time. During the quarter, the Company introduced a new, lower priced Terminal Server (the "ESP") with expanded features. ESP product revenues are expected to somewhat offset the declining trend in LAN-attached product sales.

GROSS MARGIN
Gross margin for the three months ended March 31, 1999 was 52.0% as compared to 52.6% for the first quarter of 1998. The Company's gross margin is dependent on product costs, product mix, channel mix, and overhead expense, all of which may fluctuate from period to period. For example, an increase in future sales to OEM customers may negatively impact the Company's gross margin, as OEM sales are typically priced lower than distribution sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three months ended March 31, 1999 were $0.9 million as compared to $0.8 million for the first quarter of 1998. The increase was due to costs, such as compliance testing, associated with the completion and introduction of new products. As a percentage of net sales, research and development expenses were 11% for the three months ended March 31, 1999, compared to 10% for the first quarter of 1998. The Company does not capitalize any of its software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses were $1.75 million for the three months ended March 31, 1999 and 1998. Although the Company has not incurred incremental SG&A costs in connection with increased sales, management expects that SG&A costs may increase in future periods. As a percentage of net sales, selling general and administrative expenses were 21% for the three months ended March 31, 1999 compared to 23% for the first quarter of 1998.

OTHER INCOME, NET
Other income, net, which includes interest income, was $0.2 million for the three months ended March 31, 1999 and 1998. As a percentage of net sales, other income, net, was 2% for the three months ended March 31, 1999 compared to 3% in 1998.

PROVISION FOR INCOME TAXES
Provision for income taxes was $0.6 million for the three months ended March 31, 1999 and 1998. The Company's effective tax rate increased to 34% in 1999 compared to 33% for the first quarter of 1998 based on expected tax rates for the current year.

NET INCOME
As a result of the factors discussed above, the Company recorded net income for the three months ended March 31, 1999 of $1.24 million compared to $1.19 million for the first quarter of 1998. Diluted earnings per share were $0.22 for the three months ended March 31, 1999 and 1998. As a percentage of net sales, net income was 15% for the three months ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $26.9 million at March 31, 1999, compared with $26.4 million at December 31, 1998. Cash and cash equivalents and marketable securities were $18.7 million at March 31, 1999, compared with $18.9 million at December 31, 1998.

Net cash provided by operating activities was $0.6 million for the three months ended March 31, 1999, compared to $1,000 for the three months ended March 31, 1998. The increase was primarily due to increased net income partially offset by increases in accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities for the three months ended March 31, 1999 was $0.3 million compared to $5,000 for the three months ended March 31, 1998, and was due to purchases of property and equipment along with net purchases of marketable securities.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 1999 and was primarily due to repurchases of the Company's common stock. Net cash provided by financing activities was $0.8 million in 1998 and was due to funds received in connection with employee stock option exercises.

In March 1997, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 821,400 shares at a purchase price of approximately $5,409,000 under this buyback plan. No purchases were made during 1998. During 1999, and through the date of this filing, the Company has repurchased an additional 87,300 shares of its common stock in the open market for an aggregate purchase price of $840,000. The Company is still authorized to repurchase an additional 591,300 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

As of March 31, 1999, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS
In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. Adoption had no impact on the Company's consolidated financial position or results of operations.

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

The Company is nearing completion of a new enterprise-wide management information system and, as of this date, has completed installation of its hardware and software along with data conversion. The last major stage of implementation that remains open is the customization of documents.

In addition to computers and related systems, the operation of office and facilities equipment, such as telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remedying, any Year 2000 problem with its office and facilities equipment.

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

To date, the Company has capitalized approximately $325,000 in connection with the implementation of its new management information system. The Company does not anticipate capitalizing any additional costs on this implementation which is expected to be completed in the second quarter of 1999. All Company expenditures related to the Year 2000 issue will be made from cash and cash equivalents. Costs related to the Year 2000 issue that do not involve the replacement of systems are charged to expense. Such other costs are not expected to be material.

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's consolidated results throughout the remainder of 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and two OEM customers collectively accounted for 54% of the Company's net sales during the first three months of 1999. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended March 31, 1999, the Company did not file any reports on Form 8-K.

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

                                           EQUINOX SYSTEMS INC.

                                           /S/ MARK KACER
                                           -----------------------------------
                                           MARK KACER, Chief Financial Officer
                                           (Principal Financial Officer)

DATE: May 10, 1999

                                 EXHIBIT INDEX


EXHIBIT          DESCRIPTION
-------          -----------

 27            Financial Data Schedule