Form 10-Q
period 1999-06-30
EQUINOX SYSTEMS INC
filed 1999-08-12
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

      For the Three Months ended June 30, 1999 Commission file No. 0-21450

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of August 11, 1999 was 5,349,675.

                                 INDEX TO ITEMS

                                                                                                                PAGE
                                                                                                                ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                                  3

     Condensed Consolidated Statements of Income - Three and Six months ended June 30, 1999 and 1998              4

     Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998                    5

     Notes to Condensed Consolidated Financial Statements                                                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                                    10

Item 5.   Other Information                                                                                      11

Item 6.   Exhibits and Reports on Form 8-K                                                                       12

Signature Page                                                                                                   13


                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                         JUNE 30,            DECEMBER 31,
                                                                           1999                 1998
                                                                    ----------------     ------------------
                                     ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                      $          4,590     $           12,382

     Available-for-sale securities                                            14,791                  6,538

     Accounts receivable                                                       6,886                  5,403

     Inventories                                                               6,104                  5,489

     Deferred income taxes                                                     1,268                  1,184

     Prepaid expenses and other current assets                                   847                    584
                                                                    ----------------     ------------------
       Total current assets                                                   34,486                 31,580
                                                                    ----------------     ------------------
PROPERTY AND EQUIPMENT, at cost                                                5,990                  5,831

     Less - accumulated depreciation and amortization                         (2,669)                (2,440)
                                                                    ----------------     ------------------
                                                                               3,321                  3,391
                                                                    ----------------     ------------------
                                                                    $         37,807     $           34,971
                                                                    ================     ==================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                               $         3,029      $           2,679

     Accrued expenses                                                         3,001                  2,487
                                                                    ----------------     ------------------
       Total current liabilities                                              6,030                  5,166
                                                                    ----------------     ------------------
SHAREHOLDERS' EQUITY:

     Common stock                                                                53                     54

     Additional paid-in capital                                              11,127                 11,572

     Retained earnings                                                       20,760                 18,179

     Unrealized loss on securities available-for-sale, net of tax              (163)                   -
                                                                    ----------------     ------------------
         Total shareholders' equity                                          31,777                 29,805
                                                                    ----------------     ------------------
                                                                    $        37,807      $          34,971
                                                                    ================     ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------   --------------------------------
                                                         1999           1998               1999             1998
                                                  ---------------  ---------------   ---------------  ---------------
NET SALES                                         $      9,405     $      6,846      $      17,689    $      14,602

COST OF SALES                                            4,196            3,229              8,171            6,904
                                                  ---------------  ---------------   ---------------  ---------------
   Gross profit                                          5,209            3,617              9,518            7,698
                                                  ---------------  ---------------   ---------------  ---------------
OPERATING EXPENSES:

   Research and development                                920              785              1,792            1,553

   Selling, general and administrative                   2,060            1,737              3,811            3,484
                                                  ---------------   ---------------  ---------------  ---------------
         Total operating expenses                        2,980            2,522              5,603            5,037
                                                  ---------------  ---------------   ---------------  ---------------
Income from operations                                   2,229            1,095              3,915            2,661
                                                  ---------------  ---------------   ---------------  ---------------
OTHER INCOME, NET

   Interest income                                         185              150                402              338

   Other income (expense), net                               3               (5)               (19)              14
                                                  ---------------  ---------------   ---------------  ---------------
         Total other income, net                           188              145                383              352
                                                  ---------------  ---------------   ---------------  ---------------
         Income before income taxes                      2,417            1,240              4,298            3,013

PROVISION FOR INCOME TAXES                                 822              407              1,461              992
                                                  ---------------  ---------------   ---------------  ---------------
        Net income                                $      1,595              833      $       2,837    $       2,021
                                                  ===============  ===============   ===============  ===============
EARNINGS PER SHARE:

       Basic                                      $       0.30     $       0.16      $        0.53    $        0.40
                                                  ===============  ===============   ===============  ===============
       Diluted                                    $       0.29     $       0.15      $        0.50    $        0.36
                                                  ===============  ===============   ===============  ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------------------
                                                                                       1999                       1998
                                                                                -------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $           2,837           $          2,021
                                                                                -------------------         ------------------
Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                                               229                        222

   Provision for doubtful accounts and anticipated sales returns                              560                        419

   Provision for warranty costs                                                                91                         66

   Recognition of deferred service contract revenue                                          (189)                      (285)

   Changes in operating assets and liabilities:

       Accounts receivable                                                                 (2,043)                      (660)

       Inventories                                                                           (615)                    (1,748)

       Prepaid expenses and other current assets                                             (263)                      (418)

       Accounts payable                                                                       350                       (280)

       Accrued expenses                                                                       648                        599
                                                                                -------------------         ------------------
Total adjustments                                                                          (1,232)                    (2,085)
                                                                                -------------------         ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         1,605                        (64)
                                                                                -------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of available-for-sale securities                                             (25,860)                    (1,600)

   Sales and maturities of available-for-sale securities                                   17,360                      1,200

   Purchases of property and equipment                                                       (159)                      (506)
                                                                                -------------------         ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (8,659)                      (906)
                                                                                -------------------         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Stock options exercised                                                                    103                      1,204

   Repurchases of common stock                                                               (841)                       -
                                                                                -------------------         ------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                          (738)                     1,204
                                                                                -------------------         ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (7,792)                       234

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             12,382                     14,209
                                                                                -------------------         ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $           4,590           $         14,443
                                                                                ===================         ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

       Income taxes paid                                                        $             610            $           493
                                                                                ===================         ==================


      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      During 1999 and 1998, the Company realized income tax benefits of $36 and $1,177, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

      During 1999, there was a $163 increase in unrealized losses on available-for-sale securities, net of tax.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K.

(2) FISCAL PERIOD
The fiscal periods of the Company end on the first Saturday following the last calendar day of each month. All references to June 30, 1999 and June 30, 1998 represent the 13 and 26-week fiscal periods ended July 3, 1999 and July 4, 1998, respectively.

(3) EARNINGS PER SHARE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Shares used in the computations are as follows (in thousands):

                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             ----------------------------        ----------------------------
                                                1999             1998               1999             1998
                                             ------------     -----------        -----------      -----------
Weighted average shares used in basic
   computation                                   5,325           5,201              5,361            5,093

Common stock equivalents - options                 222             443                288              463
                                             ---------        --------           --------         --------
Weighted average shares used in diluted
   computation                                   5,547           5,644              5,649            5,556
                                             =========        ========           ========         ========

Options not included in the computation above, because the exercise of which would be antidilutive, for the three months ended June 30, 1999 and 1998 were 24,000 and 0, respectively. Antidilutive options for the six months ended June 30, 1999 and 1998 were 24,000 and 0, respectively.

(4) COMPREHENSIVE INCOME
During 1998, the Company adapted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is the total of net income and all other changes in net assets arising from non-owner sources. The Company's comprehensive income for the three months ended June 30, 1999, is as follows (in thousands):

                                                                             BEFORE-TAX           INCOME            AFTER-TAX
                                                                               AMOUNT               TAX               AMOUNT
                                                                           ----------------    --------------     ---------------
Net income for the three months ended June 30, 1999                        $    2,417          $    822           $    1,595
Unrealized losses on available-for-sale securities                               (247)              (84)                (163)
                                                                           ----------------    --------------     ---------------
Comprehensive income for the three months ended June 30, 1999              $    2,170          $    738           $    1,432

Comprehensive income equaled net income for all other periods presented.

(5) INVENTORIES
Inventories consist of the following as of June 30, 1999 and December 31, 1998 (in thousands):

                                       1999             1998
                                 ----------------- ----------------
     Raw materials               $          1,603  $         1,869
     Work-in-process                          769              585
     Finished goods                         3,732            3,035
                                 ----------------- ----------------
                                 $          6,104  $         5,489
                                 ================= ================

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

NET SALES
The Company primarily sells its products through two sales channels: distribution and original equipment manufacturers ("OEMs"). The Company's two-tier distribution channel serves the needs of a large number of value-added resellers ("VARs") and System Integrators and, as a result, that channel of sales has more quarter-to-quarter predictability than the Company's OEM sales channel. Sales to OEM customers are difficult to predict as the Company has limited knowledge of the OEM's inventory levels or the expected customer demand for the OEM's final product.

Net sales for the three and six month periods ended June 30, 1999 were higher than net sales for the corresponding periods ended June 30, 1998 by approximately $2.6 million and $3.1 million or 37% and 21%, respectively.

Bus-attached product sales increased 51% and 35% to $8.8 million and $16.2 million, respectively, for the three and six month periods ended June 30, 1999. Distributor sales of Bus-attached products increased 38% and 26% respectively, for the three and six month periods ended June 30, 1999, while OEM sales increased by 69% and 45%. The Company's largest customer, the Hewlett-Packard Company, an OEM customer, represented 19% and 17% of the Company's net sales for the three and six month periods ended June 30, 1999.

LAN-attached product sales decreased 39% and 44% to $0.6 million and $1.5 million, respectively, for the three and six month periods ended June 30, 1999. This decrease is primarily attributable to a continuing decline in sales of its original Terminal Servers to distributors as well as a decline in direct sales of DSS products. Management believes that sales of DSS products and its original Terminal Server will continue to decline over time. During the first quarter, the Company introduced a new, lower priced Terminal Server (the "ESP") with expanded features. Revenues from this product line are expected to somewhat offset the declining trend in LAN-attached product sales.

GROSS MARGIN
Gross margin for the three and six month periods ended June 30, 1999 was 55% and 54%, respectively, compared to 53% for the comparable periods in 1998. The improvement in the gross margin compared to the prior year was primarily the result of reduced product costs and higher production volume.

The Company's gross margin is dependent in part on product costs, product mix, production volume, channel mix, and overhead expense all of which fluctuate from period to period. For example, an increase in future sales to OEM customers may negatively impact the Company's gross margin, as OEM sales are typically priced lower than distribution sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three and six month periods ended June 30, 1999 were $0.9 million and $1.8 million, respectively, compared to $0.8 million and $1.6 million for the comparable periods in 1998. The increases were due to expanded development efforts related to new product offerings. As a percentage of net sales, research and development expenses were 10% for the three and six month periods ended June 30, 1999, respectively, compared to 11% for the comparable periods in 1998. The Company does not capitalize any of its software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 were $2.1 million and $3.8 million, respectively, compared to $1.7 million and $3.5 million for the comparable periods in 1998. The increases were primarily due to higher personnel costs. As a percentage of net sales, selling general and administrative expenses were 22% for the three and six month periods ended June 30, 1999, respectively, compared to 25% and 24% for the comparable periods in 1998.

OTHER INCOME, NET
Other income, net, which includes interest income, for the three and six month periods ended June 30, 1999, was $188,000 and $383,000, respectively, compared to $145,000 and $352,000 for the comparable periods in 1998. The increase was due to higher invested cash balances. As a percentage of net sales, other income, net was 2% for all periods presented.

PROVISION FOR INCOME TAXES
Provision for income taxes for the three and six month periods ended June 30, 1999, was $0.8 million and $1.5 million, respectively, compared to $0.4 million and $1.0 million for the comparable periods in 1998. This increase was primarily the result of increased taxable income. In addition, the Company's effective tax rate increased to 34% in 1999 compared to 33% for the comparable periods in 1998 based on expected tax rates for the current year.

NET INCOME
As a result of the factors discussed above, the Company recorded net income for the three and six month periods ended June 30, 1999 of $1.6 million and $2.8 million, respectively, compared to $0.8 million and $2.0 million for the comparable periods in 1998. As a percentage of net sales, net income was 17% and 16% for the three and six month periods ended June 30, 1999, respectively, as compared to 12% and 14% for the comparable periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $28.5 million at June 30, 1999, compared with $26.4 million at December 31, 1998. Cash and cash equivalents and available-for-sale securities were $19.4 million at June 30, 1999, compared with $18.9 million at December 31, 1998.

Net cash provided by operating activities was $1.6 million for the six months ended June 30, 1999, compared to $64,000 used in operations for the six months ended June 30, 1998. The increase was primarily due to increased net income partially offset by increases in accounts receivable and inventories.

Net cash used in investing activities for the six months ended June 30, 1999 was $8.7 million compared to $0.9 million for the six months ended June 30, 1998, and was due to purchases of property and equipment and net purchases of available-for-sale securities.

Net cash used in financing activities was $0.8 million for the six months ended June 30, 1999 and was primarily due to repurchases of the Company's common stock. Net cash provided by financing activities was $1.2 million in 1998 and was due to funds received in connection with employee stock option exercises.

In March 1997, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 821,400 shares at a purchase price of approximately $5,409,000 under this buyback plan. No purchases were made during 1998. During the first half of 1999, and through the date of this filing, the Company has repurchased an additional 87,300 shares of its common stock in the open market for an aggregate purchase price of $840,000. The Company is still authorized to repurchase an additional 591,300 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

As of June 30, 1999, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and available-for-sale securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively and was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." The Company will adopt SFAS 133 beginning January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

The Company has completed installation of a new enterprise-wide management information system that is Year 2000 compliant. In addition to computers and related systems, the operation of office and facilities equipment, such as telephone switches, security systems, elevators, and other common devices which could be affected by the Year 2000 problem were reviewed and non-compliant systems were upgraded or replaced accordingly.

The Company is also soliciting input from its key suppliers and service providers including subcontractors, financial service firms, communications providers and others regarding their Year 2000 status. The Company will determine which, if any, pose a threat to the uninterrupted operation of Equinox' business in the event that they experience system errors or failures. The worst case scenario related to the failure of key vendors and/or suppliers to have corrected their own Year 2000 issues would be to cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. The impact of such disruption cannot be estimated at this time. In the event that any key suppliers are unlikely to resolve their Year 2000 issues, the Company's contingency plans include seeking an alternative source of supply.

The Company has capitalized approximately $325,000 in connection with the implementation of its new management information system. The Company does not anticipate capitalizing any additional costs for this system. All Company expenditures related to the Year 2000 issue were made from cash and cash equivalents. Costs related to the Year 2000 issue that do not involve the replacement of systems are charged to expense. Such other costs are not expected to be material.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      On June 10, 1999, the Company held its Annual Meeting of the
         Shareholders.

(b)      Not required.

(c) At the Annual Meeting, shareholders voted for the election of directors and the approval of an amendment to the Company's 1993 Stock Option Plan (the "Plan"). The amendment was to increase the number of shares of the Company's common stock reserved for issuance under the Plan from 2,025,000 to 2,275,000.

         The shareholders elected all nominated directors in an uncontested election and also approved the amendment to the Plan by the following votes:

         DIRECTORS
                                                            WITHHOLD
         NAME                                 FOR           AUTHORITY
         ----                              ---------        ---------
         William A. Dambrackas             4,803,401         291,575

         Mark Kacer                        4,803,401         291,575

         James J. Felcyn, Jr.              4,803,401         291,575

         Robert F. Williamson, Jr.         4,803,401         291,575

         AMENDMENT TO 1993 STOCK OPTION PLAN

                                              FOR            AGAINST         ABSTENTIONS        BROKER NON-VOTES
                                           ---------        ---------        -----------        ----------------
                                           2,682,993        2,396,150           15,833                 --

(d)      Not applicable

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and two OEM customers collectively accounted for 56% of the Company's net sales during the first six months of 1999. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended June 30, 1999, the Company did not file any reports on Form 8-K.

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

                                  EQUINOX SYSTEMS INC.

                                  /S/  MARK KACER
                                    ---------------------------------------
                                     MARK KACER, Chief Financial Officer
                                    (Principal Financial Officer)

DATE: August 11, 1999

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

  27                               Financial Data Schedule