Form 10-Q
period 1999-09-30
EQUINOX SYSTEMS INC
filed 1999-11-12
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Three Months ended September 30, 1999        Commission file No. 0-21450

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

The number of shares of Common Stock outstanding as of November 11, 1999 was 5,405,552.

                                 INDEX TO ITEMS

                                                                                                                       PAGE
PART I - FINANCIAL INFORMATION                                                                                         ----
------------------------------

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                                     3

     Condensed Consolidated Statements of Income - Three and Nine months ended September 30, 1999 and 1998                4

     Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998                      5

     Notes to Condensed Consolidated Financial Statements                                                                 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                          8

PART II - OTHER INFORMATION
---------------------------

Item 5.   Other Information                                                                                              11

Item 6.   Exhibits and Reports on Form 8-K                                                                               12

Signature Page                                                                                                           13

                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                             1999                   1998
                                                                        -----------------      -----------------
                                  ASSETS

     CURRENT ASSETS:

          Cash and cash equivalents                                     $           7,007      $          12,382

          Available-for-sale securities                                            14,882                  6,538

          Accounts receivable                                                       6,308                  5,403

          Inventories                                                               5,738                  5,489

          Deferred income taxes                                                     1,281                  1,184

          Prepaid expenses and other current assets                                   746                    584
                                                                        -----------------      -----------------

            Total current assets                                                   35,962                 31,580
                                                                        -----------------      -----------------

     PROPERTY AND EQUIPMENT, at cost                                                6,140                  5,831

          Less - accumulated depreciation and amortization                         (2,807)                (2,440)
                                                                        -----------------      -----------------

                                                                                    3,333                  3,391
                                                                        -----------------      -----------------
                                                                        $          39,295      $          34,971
                                                                        =================      =================
                   LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:

          Accounts payable                                              $           2,325      $           2,679

          Accrued expenses                                                          2,942                  2,487
                                                                        -----------------      -----------------
            Total current liabilities                                               5,267                  5,166
                                                                        -----------------      -----------------
     SHAREHOLDERS' EQUITY:

          Common stock                                                                 54                     54

          Additional paid-in capital                                               11,800                 11,572

          Retained earnings                                                        22,362                 18,179

          Unrealized loss on securities available-for-sale, net of tax               (188)                    --
                                                                        -----------------      -----------------
              Total shareholders' equity                                           34,028                 29,805
                                                                        -----------------      -----------------
                                                                        $          39,295      $          34,971
                                                                        =================      =================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                          1999                     1998               1999             1998
                                                     ---------------         ----------------    ----------------  -----------------
       NET SALES                                     $      9,021              $     8,068       $       26,710    $        22,670

       COST OF SALES                                        4,071                    3,954               12,242             10,858
                                                     ---------------         ----------------    ----------------  -----------------

          Gross profit                                      4,950                    4,114               14,468             11,812
                                                     ---------------         ----------------    ----------------  -----------------
       OPERATING EXPENSES:

          Research and development                            870                      761                2,662              2,314

          Selling, general and administrative               1,884                    1,729                5,695              5,213
                                                     ---------------         ----------------    ----------------  -----------------
                Total operating expenses                    2,754                    2,490                8,357              7,527
                                                     ---------------         ----------------    ----------------  -----------------
       Income from operations                               2,196                    1,624                6,111              4,285
                                                     ---------------         ----------------    ----------------  -----------------
       OTHER INCOME, NET

          Interest income                                     236                      151                  634                490

          Other income (expense), net                          (6)                       5                  (21)                18
                                                     ---------------         ----------------    ----------------  -----------------

                Total other income, net                       230                      156                  613                508
                                                     ---------------         ----------------    ----------------  -----------------
                Income before income taxes                  2,426                    1,780                6,724              4,793

       PROVISION FOR INCOME TAXES                             825                      588                2,286              1,580
                                                     ---------------         ----------------    ----------------  -----------------
               Net income                            $      1,601            $       1,192       $        4,438    $         3,213
                                                     ===============         ================    ================  =================

       EARNINGS PER SHARE:

              Basic                                  $       0.30            $        0.23       $         0.83    $          0.63
                                                     ===============         ================    ================  =================

              Diluted                                $       0.28            $        0.22       $         0.78    $          0.58
                                                     ===============         ================    ================  =================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                         1999                       1998
                                                                                    ---------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $           4,438              $     3,213
                                                                                -------------------          ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                               367                      325
   Provision for doubtful accounts and anticipated sales returns                              837                      785
   Provision for warranty costs                                                               136                      117
   Recognition of deferred service contract revenue                                          (291)                    (427)
   Changes in operating assets and liabilities:
       Accounts receivable                                                                 (1,742)                  (1,186)
       Inventories                                                                           (249)                  (2,415)
       Prepaid expenses and other current assets                                             (162)                    (415)
       Accounts payable                                                                      (354)                     552
       Accrued expenses                                                                       849                    1,510
                                                                                -------------------          ---------------
Total adjustments                                                                            (609)                  (1,154)
                                                                                -------------------          ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,829                    2,059
                                                                                -------------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available-for-sale securities                                             (27,133)                  (4,500)
   Sales and maturities of available-for-sale securities                                   18,505                    1,300
   Purchases of property and equipment                                                       (309)                    (520)
                                                                                -------------------          ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (8,937)                  (3,720)
                                                                                -------------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                                    573                    1,233
   Repurchases of common stock                                                               (840)                      --
                                                                                -------------------          ---------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                          (267)                   1,233
                                                                                -------------------          ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (5,375)                    (428)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             12,382                   14,209
                                                                                -------------------          ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $           7,007            $      13,781
                                                                                ===================          ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
       Income taxes paid                                                        $           1,644            $         666
                                                                                ===================          ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During 1999 and 1998, the Company realized income tax benefits of $239 and $1,183, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

During 1999, there was a $188 increase in unrealized losses on available-for-sale securities, net of tax.

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K.

(2) FISCAL PERIOD

The fiscal periods of the Company end on the first Saturday following the last calendar day of each month. All references to September 30, 1999 and September 30, 1998 represent the 13 and 39-week fiscal periods ended October 2, 1999 and October 3, 1998, respectively.

(3) EARNINGS PER SHARE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the respective period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Shares used in the computations are as follows (in thousands):

                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------        -------------------------------
                                             1999                 1998               1999               1998
                                            -----                -----              -----              -----
Weighted average shares used in basic
   computation                              5,368                5,224               5,364             5,137

Common stock equivalents - options            425                  257                 315               394
                                            -----                -----               -----             -----

Weighted average shares used in diluted
   computation                              5,793                5,481               5,679             5,531
                                            =====                =====               =====             =====

Options not included in the computation above, because the exercise of which would be antidilutive, for the three months ended September 30, 1999 and 1998 were 18,750. Antidilutive options for the nine months ended September 30, 1999 and 1998 were 23,750 and 18,750, respectively.

(4) COMPREHENSIVE INCOME

During 1998, the Company adapted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is the total of net income and all other changes in net assets arising from non-owner sources. Comprehensive income equaled net income for all periods presented for 1998. The Company's comprehensive income for the three and nine months ended September 30, 1999, is as follows (in thousands):

                                                                               BEFORE-TAX         INCOME          AFTER-TAX
                                                                                 AMOUNT            TAX             AMOUNT
                                                                            ---------------    ------------     -------------
Net income for the three months ended September 30, 1999                    $       2,426       $      825      $      1,601
Unrealized losses on available-for-sale securities                                    (37)             (12)              (25)
                                                                            ---------------    ------------     -------------
Comprehensive income for the three months ended September 30, 1999          $       2,389       $       813     $      1,576

Net income for the nine months ended September 30, 1999                     $       6,724       $     2,286     $      4,438
Unrealized losses on available-for-sale securities                                   (284)              (96)            (188)
                                                                            ---------------    ------------     -------------
Comprehensive income for the nine months ended September 30, 1999           $       6,440       $     2,190     $      4,250

(5) INVENTORIES

Inventories consist of the following as of September 30, 1999 and December 31, 1998 (in thousands):

                                       1999           1998
                                     ---------      ---------
          Raw materials              $   1,867      $   1,869
          Work-in-process                  739            585
          Finished goods                 3,132          3,035
                                     =========      =========
                                     $   5,738      $   5,489
                                     =========      =========

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

Equinox categorizes its products by how they are attached to Servers; "Bus-attached" or "LAN-attached". Bus-attached products plug directly into bus expansion slots in the Server's motherboard while LAN-attached products connect to the Server through an Ethernet LAN. The Company's Bus-attached products consist of SST Multiport Boards, SST Expandable Subsystems, Digital Modem Pools and Analog Modem Pools. The Company's LAN-attached products consist of ELS Terminal Servers, DSS Data Switching Systems and the recently introduced Ethernet Serial Provider.

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

NET SALES
Net sales for the three and nine month periods ended September 30, 1999 were higher than net sales for the corresponding periods ended September 30, 1998 by $1.0 million and $4.0 million or 12% and 18%, respectively.

Bus-attached product sales increased 12% and 27% to $7.8 million and $24.0 million, respectively, for the three and nine-month periods ended September 30, 1999, compared to the same periods last year. Distributor sales of Bus-attached products increased 26% and 27% respectively, for the three and nine-month periods ended September 30, 1999, compared to the same periods last year. OEM sales decreased 16% for the three months ended September 30, 1999, however, they increased 19% for the nine months ended September 30, 1999, compared to the same periods last year. The decline in OEM sales during the quarter is indicative of the uneven ordering patterns typically exhibited by OEMs. The Company's largest customer, the Hewlett-Packard Company (an OEM customer) represented 23% and 19% of the Company's net sales for the three and nine-month periods ended September 30, 1999.

LAN-attached product sales increased 9% to $1.2 million for the three-month period ended September 30, 1999, compared to the same period last year. This increase was primarily due to higher sales of its Terminal Server products to distributors. For the nine-month period ended September 30, 1999, LAN-attached product sales decreased 28% or $1.1 million, compared to the same period last year. This decrease was due to significantly lower sales of DSS products combined with reduced sales of Terminal Server products, partially offset by increased sales of the recently introduced Ethernet Serial Provider. Management believes that sales of DSS products and Terminal Server Products will continue to decline over time, however, sales of the Ethernet Serial Provider will partially offset this decline.

GROSS MARGIN
Gross margin for the three and nine month periods ended September 30, 1999 was 55% and 54%, respectively, compared to 51% and 52% for the comparable periods in 1998. The improvement in the gross margin compared to the prior year was primarily the result of reduced product costs and higher production volume as well as changes in the product mix of sales.

The Company's gross margin is dependent in part on product costs, product mix, production volume, channel mix, and overhead expense, all of which fluctuate from period to period. For example, an increase in future sales to OEM customers may negatively impact the Company's gross margin, as OEM sales are typically priced lower than distribution sales.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses for the three and nine month periods ended September 30, 1999 were $0.9 million and $2.7 million, respectively, compared to $0.8 million and $2.3 million for the comparable periods in 1998. The increases were due to expanded development efforts related to new product offerings. As a percentage of net sales, research and development expenses were 10% for the three and nine month periods ended September 30, 1999, respectively, compared to 9% and 10% for the comparable periods in 1998. The Company does not capitalize any of its software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 were $1.9 million and $5.7 million, respectively, compared to $1.7 million and $5.2 million for the comparable periods in 1998. The increases were primarily due to higher personnel costs. As a percentage of net sales, selling general and administrative expenses were 21% for the three and nine month periods ended September 30, 1999, respectively, compared to 21% and 23% for the comparable periods in 1998.

OTHER INCOME, NET
Other income, net, which includes interest income, for the three and nine-month periods ended September 30, 1999, was $230,000 and $613,000, respectively, compared to $156,000 and $508,000 for the comparable periods in 1998. The increase was due primarily to higher invested cash balances combined with a larger portion of the Company's investment portfolio invested in taxable securities versus the year ago period. As a percentage of net sales, other income, net was 2% for all periods presented.

PROVISION FOR INCOME TAXES
Provision for income taxes for the three and nine-month periods ended June 30, 1999, was $0.8 million and $2.3 million, respectively, compared to $0.6 million and $1.6 million for the comparable periods in 1998. This increase was primarily the result of increased taxable income. In addition, the Company's effective tax rate increased to 34% in 1999 compared to 33% for the comparable periods in 1998 based on expected tax rates for the current year.

NET INCOME
As a result of the factors discussed above, the Company recorded net income for the three and nine month periods ended September 30, 1999 of $1.6 million and $4.4 million, respectively, compared to $1.2 million and $3.2 million for the comparable periods in 1998. As a percentage of net sales, net income was 18% and 17% for the three and nine-month periods ended September 30, 1999, respectively, as compared to 15% and 14% for the comparable periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was $30.7 million at September 30, 1999, compared with $26.4 million at December 31, 1998. Cash and cash equivalents and available-for-sale securities were $21.9 million at September 30, 1999, compared with $18.9 million at December 31, 1998.

Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 1999, compared to $2.1 million provided by operations for the nine months ended September 30, 1998. The increase was primarily due to increased net income and a smaller increase in inventory compared to the previous year.

Net cash used in investing activities for the nine months ended September 30, 1999 was $8.9 million compared to $3.7 million for the nine months ended September 30, 1998, and was due to purchases of property and equipment and net purchases of available-for-sale securities.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 1999 and was due to repurchases of the Company's common stock partially offset by proceeds received in connection with employee stock option exercises. Net cash provided by financing activities was $1.2 million in 1998 and was due to funds received in connection with employee stock option exercises.

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

As of September 30, 1999, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and available-for-sale securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively and was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS 133." The Company will adopt SFAS 133 beginning January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

DISTRIBUTION AND OEM RISKS
The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and two OEM customers collectively accounted for 50% of the Company's net sales during the first nine months of 1999. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended September 30, 1999, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EQUINOX SYSTEMS INC.

                                   /S/  MARK KACER
                                   -------------------------------------------
                                        MARK KACER, Chief Financial Officer
                                        (Principal Financial Officer)

DATE: November 11, 1999

                                 EXHIBIT INDEX


EXHIBIT                 DESCRIPTION
-------                 -----------

  27             Financial Data Schedule