Form 10-K405
period 1999-12-31
EQUINOX SYSTEMS INC
filed 2000-03-30
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1999          Commission file No. 0-21450

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 22, 2000, was approximately $39,435,000 based on the $8.00 closing sale price for the Common Stock quoted on the Nasdaq National Market on such date (assuming all executive officers and directors are affiliates).

The number of shares of Common Stock outstanding as of March 22, 2000 was 5,447,239.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement relative to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Annual Report.

                                 INDEX TO ITEMS

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Business                                                            3

Item 2.  Properties                                                          6

Item 3.  Legal Proceedings                                                   6

Item 4.  Submission of Matters to a Vote of Security Holders                 6


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                             7

Item 6.  Selected Financial Data                                             8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

Item 8.  Financial Statements and Supplementary Data                        14

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               28


PART III

Item 10. Directors and Executive Officers of the Registrant                 28

Item 11. Executive Compensation                                             28

Item 12. Security Ownership of Certain Beneficial Owners and Management     28

Item 13. Certain Relationships and Related Transactions                     28


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   28



Signatures                                                                  29

                                     PART I

ITEM 1.  BUSINESS

Equinox Systems Inc. ("Equinox" or the "Company") designs and markets Server-based communications products.

Personal Computers (PCs) used at the center of a network are called "Servers." PC Servers have dramatically increased in computing power over the last several years and their operating systems ("OSs") now have much more functionality. These low-cost Servers have an "Open" architecture allowing the addition of hardware and software from different vendors to adapt the Server to specific tasks. Originally, they were used primarily as file Servers for local area networks ("LANs"), but today's Servers are replacing legacy computer systems at an increasing rate and are now being used as the central processing unit for a very wide array of applications, with and without LANs.

Equinox products add high-performance serial communications ports to Servers so that they can be used for Server-based applications such as Internet access, commercial point-of-sale and industrial automation. The Company's products are comprised of a combination of Equinox-designed ASIC (application specific integrated circuit) hardware, Equinox-designed driver software and Equinox-designed management software. The driver software integrates the product into the Server's operating system while the management software provides configuration, diagnostic and monitoring functions.

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

PRODUCTS

Equinox products work under most common Server OS's. The OS is the basic software instruction set that manages Server functions and enables software applications to be run. At present, virtually all of the company's products are UNIX, Linux, Windows 2000 and Windows NT compliant.

Equinox categorizes its products by how they are attached to Servers:
"Bus-attached" or "LAN-attached". Bus-attached products plug directly into bus expansion slots in the Server's motherboard and LAN-attached products connect to the Server through an Ethernet LAN. The Company's Bus-attached product offerings consist of the SuperSerial product line and the Modem Pool product line (with both Analog and Digital models). The Company's ELS Terminal Server and DSS product lines comprise its LAN-attached product offerings. The Company broadened its LAN-attached product offerings with the introduction of the Ethernet Serial Provider (ESP) in 1999.

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

SuperSerial products are available for Servers with PCI, ISA or EISA busses. SuperSerial products support serial port speeds up to 920,000 bits per second and their driver software is tightly coupled to their ASIC-based hardware to minimize degraded Server performance even under conditions of heavy communications traffic.

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

Equinox EquiView management software is included with its SuperSerial products and Modem Pool products. EquiView is a graphical Windows NT application program that provides configuration, monitoring and analysis of all user data traffic and communications port status.

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

The following table illustrates the Company's sales of Bus-attached products and LAN-attached products over the past three years (dollars are in thousands):

                                  1999              1998             1997
                            ----------------  ----------------  ----------------
                              Net     % of      Net     % of      Net     % of
                             Sales    Total    Sales    Total    Sales    Total
                            -------  -------  -------  -------  -------  -------
     Bus-attached products  $28,304     89 %  $26,504     85 %  $21,995     78 %
     LAN-attached products    3,431     11      4,823     15      6,378     22
                            -------  -------  -------  -------  -------  -------
                            $31,735    100 %  $31,327    100 %  $28,373    100 %
                            =======  =======  =======  =======  =======  =======

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

Domestically, Equinox distributes its products through approximately 14 national and regional distributors. The Company's national distributors, which sell primarily to system integrators and VARs, include Ingram Micro and Tech Data. Regional distributors serve system integrators and VARs within their local geographic areas and often focus on specialized market segments or applications.

Internationally, Equinox distributes its products through approximately 50 independent distributors who resell to customers in over 40 foreign countries. International distributors typically provide technical support and follow-up service directly to their customers. See Note 10 of "Notes to Consolidated Financial Statements", Item 8, for information concerning the Company's segment, geographic and major customer information.

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

The Company's OEM customers typically incorporate the Company's Bus-attached products into their own product offerings or offer them as options to their systems and sell them under their private label. Whenever possible, the Company works with existing and potential OEM customers in their product development cycles to design product enhancements and new products to meet the OEMs' requirements. Sales to OEMs typically involve extensive product and system evaluations and the Company's product shipments are linked to the OEM's own development cycle, product introduction and market acceptance of the OEM's systems. The Company's OEM customers include IBM, NCR, Hewlett-Packard, AT&T, and Unisys.

During 1999, the following customers represented more than 10% of the Company's net sales: Hewlett Packard (20%), Ingram Micro (15%) and Tech Data (14%).

MANUFACTURING

Independent contractors manufacture virtually all Equinox products. The Company has formal agreements with its contractors and its agreements include customary provisions for termination by either party for events such as bankruptcy, merger or nonperformance. Contractors procure all necessary parts and components, assemble finished products and perform quality control testing of finished products. The Company's purchases of finished products from its contractors generally are made on the basis of adjustable quarterly production schedules provided by the Company. In addition, the contracts typically provide a one year guarantee of the products.

The Company believes there are many advantages to using contractors to manufacture its products including reduced capital requirements, reduced need for facilities and equipment, reduced headcount requirements and reduced component inventory requirements.

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

BACKLOG

The Company's customers typically place orders for delivery within a short period of time. Therefore, the Company does not believe that its backlog is a good indicator of future sales. The Company is required to carry sufficient inventory of finished products to meet its typical goal of shipping within one week of receipt of an order. At December 31, 1999, the Company's backlog was $0.2 million, compared to $1.9 million at December 31, 1998. The Company anticipates that its backlog at December 31, 1999 will be satisfied in 2000.

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

TRADEMARKS AND PATENTS

Due to the rapid pace of innovation in the computer industry, Equinox believes that factors such as the technological and creative skills of its personnel and the ability to design, enhance, market and support new products are more important for establishing and maintaining a leading position within the industry than patents, copyrights or other legal protections for its technology. The Company does not hold any patents or copyrights relating to its products or the technology or software incorporated therein. The Company attempts to protect its trade secrets and other proprietary information primarily through agreements with its employees and certain third parties. However, there can be no assurance that others will not develop products or technology that are equivalent or superior to those of the Company or that the safeguards on which the Company relies will be adequate to protect its interests. Equinox(R) is a registered trademark in the United States and several other countries.

EMPLOYEES

At December 31, 1999, Equinox had a total of 110 full-time employees, of which 31 were engaged in research and development, 21 were engaged in manufacturing,

24 were engaged in sales and marketing, 17 were engaged in technical support and service and 17 were engaged in executive, finance and administration. The Company also employs temporary personnel on an as-needed basis. None of the Company's employees are represented by a labor union, nor has the Company experienced any work stoppages. The Company considers its relations with its employees to be good.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and other claims arising in the ordinary course of its business. The Company is not a party to any litigation, the outcome of which would have a material adverse effect on its business or operations, at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol EQNX. The following table sets forth the high and low closing sales prices for the Common Stock for each quarter during the last two fiscal years as reported by the Nasdaq National Market.

                                        HIGH           LOW
                                     ----------    ----------
         1998      First Quarter         15.42         10.42
                   Second Quarter        18.25          7.38
                   Third Quarter         10.00          7.50
                   Fourth Quarter        12.00          7.13

         1999      First Quarter         14.31          9.38
                   Second Quarter        10.81          8.13
                   Third Quarter         14.06          9.88
                   Fourth Quarter        14.00          7.13


As of March 22, 2000, there were approximately 59 holders of record (and an estimated 2,600 beneficial owners) of the 5,447,239 outstanding shares of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company as of, and for each of the years in the five-year period ended December 31, 1999. The selected consolidated financial data has been derived from the Company's financial statements (the three most recent years are included in Item 8), which have been audited by Arthur Andersen LLP, independent certified public accountants for the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto for the three-year period ended December 31, 1999, included in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------
                                        1999            1998           1997            1996            1995
                                     -----------     -----------    -----------     -----------     -----------
                                                       (in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales                            $   31,735      $  31,327      $   28,373      $    24,779     $   20,222
Cost of sales                            14,626         15,121          13,951           12,774         10,554
                                     -----------     -----------    -----------     -----------     -----------
Gross profit                             17,109         16,206          14,422           12,005          9,668
                                     -----------     -----------    -----------     -----------     -----------
Research and development                  3,473          3,117           2,857            2,640          2,149
Selling, general and administrative       7,410          6,930           6,092            5,569          5,515
                                     -----------     -----------    -----------     -----------     -----------
Total operating expenses                 10,883         10,047           8,949            8,209          7,664
                                     -----------     -----------    -----------     -----------     -----------
Income from operations                    6,226          6,159           5,473            3,796          2,004
Other income, net                           555            639             555              486            639
                                     -----------     -----------    -----------     -----------     -----------
Income before income taxes                6,781          6,798           6,028            4,282          2,643
Provision for income taxes                2,291          2,241           2,121            1,527          1,023
                                     -----------     -----------    -----------     -----------     -----------
Net income                           $    4,490      $   4,557      $    3,907      $     2,755     $    1,620
                                     ===========     ===========    ===========     ===========     ===========
Income per share:
Basic (1)                            $     0.84      $    0.88      $    0.76       $     0.48      $    0.26
                                     ===========     ===========    ===========     ===========     ===========
Diluted (1)                          $     0.79      $    0.82      $    0.72       $     0.45      $    0.26
                                     ===========     ===========    ===========     ===========     ===========
                                     --------------------------------------------------------------------------
                                        1999            1998           1997            1996            1995
                                     -----------     -----------    -----------     -----------     -----------
BALANCE SHEET DATA AT END OF
YEAR:
Working capital                      $   30,978      $  26,414      $   18,810      $    18,904     $   17,849
Total assets                             38,267         34,971          27,583           26,748         26,828
Long-term debt                               --             --              --               --             --
Shareholders' equity                     34,254         29,805          21,935           22,291         21,285
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

The following table sets forth, for the periods presented, certain income statement data of the Company, expressed as a percentage of net sales:

                                                   PERCENTAGE OF NET SALES
                                              --------------------------------
                                                1999        1998        1997
                                              --------    --------    --------
    Net sales                                  100 %       100 %       100 %
    Cost of sales                               46          48          49
                                              --------    --------    --------
    Gross profit                                54          52          51
                                              --------    --------    --------
    Research and development                    11          10          10
    Selling, general and administrative         23          22          22
                                              --------    --------    --------
    Total operating expenses                    34          32          32
                                              --------    --------    --------
    Income from operations                      20          20          19
    Other income, net                            1           2           2
                                              --------    --------    --------
    Income before income taxes                  21          22          21
    Provision for income taxes                   7           7           7
                                              --------    --------    --------
    Net income                                  14 %        15 %        14 %
                                              ========    ========    ========

RESULTS OF OPERATIONS

Net sales increased 1% to $31.7 million in 1999 from 1998, and by 10% to $31.3 million in 1998 from 1997.

Bus-attached product sales increased 7% to $28.3 million in 1999 from 1998 and by 21% to $26.5 million in 1998 from 1997. Although Bus-attached sales improved year over year, the Company experienced a significant slowdown in demand for these products during the fourth quarter of 1999. The Company believes that this slowdown was primarily a result of customer delays in large server installations due to Y2K concerns. While such installations are expected to resume during 2000, the Company is uncertain as to when the demand for its Bus-attached products will return to historical levels.

Year over year growth for the Bus-attached line was due to higher net sales to both distributors and original equipment manufacturers ("OEMs"). Distributor sales of Bus-attached products increased 5% in 1999 from 1998 and by 24% in 1998 from 1997. OEM sales increased by 2% in 1999 from 1998 and by 16% in 1998 from 1997. The Company's largest customer is the Hewlett-Packard Company, an OEM customer, representing 20%, 17% and 24% of net sales for 1999, 1998 and 1997, respectively. Although the Company believes there are future growth opportunities related to this and other existing OEMs, sales to these customers are difficult to predict as the Company has limited visibility to OEM's inventory levels and no control over customer demand for the OEM's final product.

LAN-attached product sales decreased 29% to $3.4 million in 1999 from 1998 and by 24% to $4.8 million in 1998 from 1997. This decrease is primarily attributable to a significant decline in direct sales of DSS products. Sales of Terminal Servers to distributors also declined although not as significantly. Management believes that sales of DSS products and its existing Terminal Servers will continue to decline over time. The Company has developed a new, lower priced, Terminal Server with significantly expanded features which it introduced during mid-1999.

The Company operates in one industry segment. Export net sales increased 11% to $6.0 million in 1999 from 1998 primarily due to higher sales in Europe and Middle Eastern countries. Export net sales increased 4% to $5.5 million in 1998 from 1997 due to higher sales in Europe and the Pacific Rim partially offset by reduced sales in Latin America. As a percentage of net sales, export net sales represented 19%, 18% and 20% for 1999, 1998 and 1997, respectively.

GROSS MARGIN

Gross margin in 1999 increased to 54% from 52% in 1998 and 51% in 1997. The improvement in gross margin for the periods presented was primarily the result of reduced prices from vendors and design changes that lowered product costs.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 11% to $3.5 million in 1999 from 1998, and 9% to $3.1 million in 1998 from 1997. The increases are primarily due to additional personnel required as a result of expanded development efforts. As a percentage of net sales, research and development expenses were 11%, 10% and 10% for 1999, 1998 and 1997, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 7% to $7.4 million in 1999 from 1998, and 14% to $6.9 million in 1998 from 1997. The increases were primarily due to increased sales personnel and expanded marketing efforts. As a percentage of net sales, selling, general and administrative expenses were 23%, 22% and 22% for 1999, 1998 and 1997, respectively.

OTHER INCOME, NET

Other income, net, which includes interest income, decreased 13% to $.56 million in 1999 from 1998. While interest income increased 45% from 1998 to 1999 to $0.94 million, the Company recognized a loss of $0.35 million on the sale of securities in 1999. These securities, four series of preferred stock from three separate issuers, had been acquired for a cost of $1.60 million in 1998 and were the only such securities in the Company's portfolio. Preferred stocks are tax advantaged to corporate holders but have no maturity date and trade inversely to long-term interest rates. The Company determined that these preferred stocks did not fit into its portfolio and has sold them all. Other income increased 15% to $0.64 million in 1998 from 1997 primarily due to higher invested cash balances. As a percentage of net sales, other income was 1%, 2% and 2% for 1999, 1998 and 1997 respectively.

PROVISION FOR INCOME TAXES

Provision for income taxes was $2.3 million, $2.2 million and $2.1 million for 1999, 1998 and 1997 respectively. The Company's effective tax rate was 34% for 1999 as compared to 33% for 1998 and 35% for 1997. The Company anticipates that its tax rate will increase in 2000 due to a higher effective state tax rate.

NET INCOME

As a result of the factors discussed above the Company recorded net income of $4.5 million, $4.6 million and $3.9 million for 1999, 1998 and 1997, respectively. As a percentage of net sales, net income was 14%, 15% and 14% for 1999, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $31.0 million at December 31, 1999, compared with $26.4 million at December 31, 1998. Cash and cash equivalents and marketable securities were $23.3 million at December 31, 1999, compared with $18.9 million at December 31, 1998. This increase is primarily due to cash generated from operations.

Net cash provided by operating activities was $5.3 million for the year ended December 31, 1999, compared to $2.1 million and $6.4 million for the years ended December 31, 1998, and 1997, respectively. The increase in 1999 was primarily due to a reduction in accounts receivable stemming from more efficient collection practices.

Net cash used in investing activities was $9.2 million for the year ended December 31, 1999, compared to $5.7 million and $0.5 million for the years ended December 31, 1998 and 1997, and was primarily due to purchases of property and equipment and net purchases of marketable securities. At December 31, 1999, the Company had no material commitments for capital expenditures.

Net cash used in financing activities was $0.2 million for the year ended December 31,1999, compared to cash provided of $1.8 million, and cash used of $4.8 million for the years ended December 31, 1998 and 1997, respectively, and was used for repurchases of common stock offset by funds received in connection with employee stock option exercises.

In March 1997, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 821,400 shares at a purchase price of approximately $5,409,000 under this buyback plan. No purchases were made during 1998. During 1999, the Company repurchased an additional 87,300 shares of its common stock in the open market for an aggregate purchase price of $840,000. The Company is still authorized to repurchase an additional 591,300 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

Management believes that cash and cash equivalents and marketable securities on hand together with funds generated from operations will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5. Adoption of this statement did not impact the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The FASB issued SFAS 137 which extends the adoption of SFAS 133 until January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE

Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize "00" as a year other than 2000 and malfunction.

In 1997 the Company established a comprehensive Year 2000 compliance program designed to (1) identify computer systems (hardware and software) that might have failed at the turn of the century, (2) upgraded or replaced non-compliant systems, and (3) evaluated the Year 2000 readiness of our critical suppliers and service providers. The Company also thoroughly reviewed its own products for Year 2000 compliance.

For the Company's internal systems, the Company implemented a new enterprise-wide management information system that was Year 2000 compliant. In addition, the Company checked, and updated where necessary, the operation of office and facilities equipment, such as telephone switches, security systems, elevators, and other common devices which could have been affected by the Year 2000 problem.

The Company received input from its key suppliers and service providers including subcontractors, financial service firms, communications providers and others regarding their Year 2000 status. The Company determined that these firms did not pose a material threat to the uninterrupted operation of Equinox' business in the event that they experienced system errors or failures.

The Company capitalized approximately $325,000 in connection with the implementation of its new management information system. All Company expenditures related to the Year 2000 issue were made from cash and cash equivalents. Costs related to the Year 2000 issue that did not involve the replacement of systems were charged to expense.

For the Company's products, expenditures related to repairs or upgrades for Year 2000 compliance were not material.

Subsequent to December 31, 1999, the Company closely monitored both the systems that it used for its own operations and customer complaints about its products. As of the date of this filing, the Company has not experienced any material Year 2000 claims or problems.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by, or on behalf of, the Company.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's consolidated results throughout 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

The Company experienced a significant slowdown in demand for its products during the fourth quarter of 1999. The Company believes that this slowdown was primarily a result of delays in large server installations due to Y2K concerns. While these installations are expected to resume during 2000, the Company is uncertain as to when the demand for its products will return to historical levels.

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

DISTRIBUTION AND OEM RISKS

The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and an OEM customer collectively accounted for 51% of the Company's net sales during 1999. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

DEPENDENCE ON KEY PERSONNEL

William A. Dambrackas, the Company's Founder, Chairman and Chief Executive Officer, Robert F. Williamson, Jr., the Company's CFO and Vice President, Finance and Administration, Robert F. Gintz, the Company's Vice President, Development, Mark Kacer, the Company's Vice President, Operations, Thomas E. Garrett, the Company's Vice President, Sales, and Robert S. Sowell, the Company's Vice President, Technical Support, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.

MARKET RISK

Management believes the Company's exposure to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments is minimal, as the Company does not use any derivative financial instruments. The Company is also debt-free and transacts all business in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          15

Consolidated Balance Sheets as of December 31, 1999 and 1998                16

Consolidated Statements of Income For the Year Ended                        17
      December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity For the Year Ended          18
      December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows For the Year Ended                    19
      December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                                  20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Equinox Systems Inc.:

We have audited the accompanying consolidated balance sheets of Equinox Systems Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equinox Systems Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   February 8, 2000.

                              EQUINOX SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                $  8,233   $ 12,382
     Marketable securities                                      15,044      6,538
     Accounts receivable                                         3,667      5,403
     Inventories                                                 6,031      5,489
     Deferred income taxes                                       1,432      1,184
     Prepaid expenses and other current assets                     584        584
                                                              --------   --------
       Total current assets                                     34,991     31,580
                                                              --------   --------
PROPERTY AND EQUIPMENT                                           6,213      5,831
     Less - accumulated depreciation and amortization           (2,937)    (2,440)
                                                              --------   --------
                                                                 3,276      3,391
                                                              --------   --------
                                                              $ 38,267   $ 34,971
                                                              ========   ========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                         $  1,865   $  2,679
     Accrued expenses                                            1,686      2,215
     Accrued income taxes                                          462        272
                                                              --------   --------
       Total current liabilities                                 4,013      5,166
                                                              --------   --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 1,000,000 shares             --         --
       authorized; no shares issued or outstanding
     Common stock, $0.01 par value, 15,000,000 shares               54         54
       authorized; 5,411,705 and 5,395,009 shares issued and
       outstanding in 1999 and 1998, respectively
     Additional paid-in capital                                 11,852     11,572
     Unrealized loss on marketable securities, net of tax          (66)        --
     Retained earnings                                          22,414     18,179
                                                              --------   --------
       Total shareholder's equity                               34,254     29,805
                                                              --------   --------
                                                              $ 38,267   $ 34,971
                                                              ========   ========

              The accompanying notes are an integral part of these
                          consolidated statements.

                              EQUINOX SYSTEMS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                              YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                           1999        1998        1997
                                         --------    --------    --------
NET SALES                                $ 31,735    $ 31,327    $ 28,373
COST OF SALES                              14,626      15,121      13,951
                                         --------    --------    --------
   Gross profit                            17,109      16,206      14,422
                                         --------    --------    --------
OPERATING EXPENSES:
   Research and development                 3,473       3,117       2,857
   Selling, general and administrative      7,410       6,930       6,092
                                         --------    --------    --------
     Total operating expenses              10,883      10,047       8,949
                                         --------    --------    --------
     Income from operations                 6,226       6,159       5,473
                                         --------    --------    --------
OTHER INCOME, NET:
   Interest income                            937         647         547
   Loss on investments                       (351)         --          --
   Other income (expense), net                (31)         (8)          8
                                         --------    --------    --------
     Total other income, net                  555         639         555
                                         --------    --------    --------
     Income before income taxes             6,781       6,798       6,028
PROVISION FOR INCOME TAXES                  2,291       2,241       2,121
                                         --------    --------    --------
     Net income                          $  4,490    $  4,557    $  3,907
                                         ========    ========    ========

EARNINGS PER SHARE:
     Basic                               $   0.84    $   0.88    $   0.76
                                         ========    ========    ========
     Diluted                             $   0.79    $   0.82    $   0.72
                                         ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                  5,375       5,194       5,108
                                         ========    ========    ========
     Diluted                                5,678       5,560       5,424
                                         ========    ========    ========

              The accompanying notes are an integral part of these
                          consolidated statements.

                                                        EQUINOX SYSTEMS INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (In thousands, except share data)

                                     Common Stock
                               ------------------------     Additional   Accumulated                    Total
                                  Number                     Paid-In    Other Compre-   Retained    Shareholders'
                                of Shares      Amount        Capital   hensive Income   Earnings       Equity
                               ----------    ----------    ----------  --------------- ----------    ----------
Balance at December 31,
1996                            5,534,750    $       55    $   12,012    $       --    $   10,224    $   22,291

Stock options exercised           175,815             2         1,144            --            --         1,146

Repurchases and retirements
 of common stock                 (821,400)           (8)       (4,892)           --          (509)       (5,409)

Net income                             --            --            --            --         3,907         3,907
                               ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31,
1997                            4,889,165            49         8,264            --        13,622        21,935

Stock options exercised           505,844             5         3,308            --            --         3,313

Net income                             --            --            --            --         4,557         4,557
                               ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31,
1998                            5,395,009            54        11,572            --        18,179        29,805

Net income                             --            --            --            --         4,490         4,490

Unrealized loss on                     --            --            --           (66)           --           (66)
  marketable securities, net
  of tax

Comprehensive Income                                                                                  ---------
(note 2)                                                                                                  4,424

Stock options exercised           103,996             1           864            --            --           865

Repurchases and retirements
  of common stock                 (87,300)           (1)         (584)           --          (255)         (840)
                               ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31,
1999                            5,411,705    $       54    $   11,852    $      (66)   $   22,414    $   34,254
                               ==========    ==========    ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                            consolidated statements.

                                       EQUINOX SYSTEMS INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  4,490      $  4,557      $  3,907
                                                             --------      --------      --------
Adjustments to reconcile net income to net cash provided
  by operating activities:

   Depreciation                                                   497           434           563
   Provision for doubtful accounts and anticipated sales          979           968           905
   returns
   Provision for warranty costs                                   165           173            99
   Benefit for deferred income taxes                             (214)          (52)          (95)
   Recognition of deferred service contract revenue              (257)         (551)         (691)
   Recognition of loss on marketable securities                   214            --            --
   Changes in operating assets and liabilities:
       Accounts receivable                                        757        (2,490)       (1,078)
       Inventories                                               (542)       (2,194)          550
       Prepaid expenses and other current assets                   --          (143)          (18)
       Accounts payable                                          (814)         (379)          764
       Accrued expenses                                          (436)          502           903
       Accrued income taxes                                       438         1,244           632
                                                             --------      --------      --------
Total adjustments                                                 787        (2,488)        2,534
                                                             --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       5,277         2,069         6,441
                                                             --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                         (39,777)      (12,354)       (2,300)
   Sales and maturities of marketable securities               30,957         7,316         2,150
   Purchases of property and equipment                           (382)         (700)         (301)
                                                             --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES                          (9,202)       (5,738)         (451)
                                                             --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                        616         1,842           630
   Repurchases and retirements of common stock                   (840)           --        (5,409)
                                                             --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING                         (224)        1,842        (4,779)
   ACTIVITIES

                                                             --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH                       (4,149)       (1,827)        1,211
   EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                         12,382        14,209        12,998
                                                                           --------      --------
CASH AND CASH EQUIVALENTS,  END OF YEAR                      $  8,233      $ 12,382      $ 14,209
                                                             ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Income taxes paid                                            $  2,054      $  1,052      $  1,586
                                                             ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING ACTIVITY:
Deferred income tax on marketable securities                 $     34      $     --      $     --
                                                             ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During 1999, 1998 and 1997, the Company realized income tax benefits of $249, $1,471 and $516, respectively, in connection with the exercise of stock options by certain current and former employees and directors. (Amounts are included in the Consolidated Statements of Shareholders' Equity within "Stock options exercised.") Such amounts represent deductible compensation expense for income tax reporting purposes that are not required to be recognized for financial statement purposes.

              The accompanying notes are an integral part of these
                          consolidated statements.

                              EQUINOX SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS

Equinox (the "Company") designs and markets Server-based communications products, which are primarily sold through the Company's distribution channel under the Equinox brand name. Distributors resell the products to system integrators and value-added resellers ("VARs"). The resellers typically incorporate the products into Servers along with other hardware and software and sell the combination to end-users. Equinox also sells its products directly to original equipment manufacturers ("OEMs") that incorporate the products into their own Servers and sell these systems under their "private label" brand name.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR

The fiscal year of the Company ends on the Saturday nearest to December 31. All references to "December 31, 1999," "December 31, 1998" and "December 31, 1997" represent the 52-week fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in repurchase agreements, short-term Treasury bills and notes, and tax-exempt bond instruments. These securities mature within three months and, therefore, bear minimal interest rate risk.

Marketable securities consist of investment grade corporate securities, U.S. Treasury obligations and tax-exempt bond instruments. The Company's marketable securities are considered available-for-sale and are carried at fair value with the corresponding unrealized loss being charged to shareholders' equity in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company acquired four series of preferred stock from three separate issuers for a cost of approximately $1,600,000 in 1998 and sold them in 1999 and early 2000.

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

SEGMENT DISCLOSURES

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic areas and major customers (see Note 10).

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

INVENTORIES

Inventories consist of parts and assembly components to be used in the production of finished goods and are stated at the lower of cost or market. Cost, which includes raw materials, manufacturing labor and overhead, is determined on a first-in, first-out basis. Inventories are shown in the accompanying consolidated balance sheets net of reserves of approximately $1,683,000 and $1,151,000 as of December 31, 1999 and 1998, respectively, and consist of the following as of December 31 (in thousands):

                                      1999          1998
                                    --------     ---------
          Raw materials             $ 1,409       $ 1,869
          Work-in-process               240           585
          Finished goods              4,382         3,035
                                    --------     ---------
                                    $ 6,031       $ 5,489
                                    ========     =========

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

          Building and improvements                     5 to 30 years
          Furniture, fixtures and computer equipment    3 to 5 years

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

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method. Shares used in the computations for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                             1999      1998      1997
                                            -----     -----     -----
Weighted average shares used in basic
   computation                              5,374     5,194     5,108

Common stock equivalents - options            304       366       316
                                            -----     -----     -----
Weighted average shares used in diluted     5,678     5,560     5,424
   computation                              =====     =====     =====

Options not included in the computation above, because the exercise of which would be antidilutive, for the years ended December 31, 1999, 1998 and 1997 were 23,750, 9,000 and 285,000, respectively.

COMPREHENSIVE INCOME

During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is the total of net income and all other changes in net assets arising from non-owner sources. Comprehensive income equaled net income for 1998 and 1997. The Company's comprehensive income for 1999, is as follows (in thousands):

                                                         Before-Tax                After-Tax
                                                           Amount     Income Tax     Amount
                                                          -------      -------      -------
Net income for the year ended December 31, 1999           $ 6,781      $ 2,291      $ 4,490
Unrealized losses on available-for-sale securities           (100)         (34)         (66)
                                                          -------      -------      -------
Comprehensive income for year ended December 31, 1999     $ 6,681      $ 2,257      $ 4,424
                                                          =======      =======      =======

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5. Adoption of this statement did not impact the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The FASB issued SFAS 137 which extends the adoption of SFAS 133 until January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (3) ACCOUNTS RECEIVABLE

Accounts receivable are shown in the accompanying consolidated balance sheets net of allowances for doubtful accounts and anticipated sales returns of $994,000 and $833,000 as of December 31, 1999 and 1998, respectively.

(4) PROPERTY AND EQUIPMENT

The following is a summary of major classifications of property and equipment, at cost, as of December 31 (in thousands):

                                               1999       1998
                                              ------     ------
          Computer equipment                  $1,848     $1,668
          Furniture and fixtures               1,306      1,256
          Building, land and improvements      3,059      2,907
                                              ------     ------
                                              $6,213     $5,831
                                              ======     ======

(5) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31 (in thousands):

                                               1999       1998
                                              ------     ------
          Compensation related                $1,196     $1,197
          Warranty costs                         260        645
          Other                                  230        373
                                              ------     ------
                                              $1,686     $2,215
                                              ======     ======

(6) EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution benefit plan (401(k) salary deferral program) covering substantially all employees. Employees may elect to contribute to the plan amounts not to exceed a specified percentage of annual compensation, subject to the current limit imposed by Internal Revenue Service guidelines. The Company, at its discretion, may match the participants' contributions at a specified percentage, limited by a stated maximum amount. An unrelated investment company administers the assets of the plan. The total employer contributions charged to expense were approximately $50,000, $75,000 and $65,000 in 1999, 1998 and 1997, respectively.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7) COMMON STOCK - STOCK REPURCHASE PROGRAM

In March 1997, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased and retired a total of 821,400 shares at a purchase price of approximately $5,409,000 under its most recent buyback plan. The Company did not repurchase any shares during 1998. During 1999, the Company repurchased 87,300 shares of its common stock in the open market for an aggregate purchase price of approximately $840,000. The Company is still authorized to repurchase an additional 591,300 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

(8) STOCK OPTION PLANS

The Company maintains three non-qualified stock option plans which cover officers and employees. During 1999, a total of 336,000 stock options were granted pursuant to these plans at prices ranging from $8.09 to $10.97 per share; the fair market value of the Company's common stock at the dates of the grants.

The Company also maintains another plan (the "Directors' Plan") which provides for an automatic grant of options to purchase 15,000 shares of common stock at fair market value at the date of grant to each non-employee director of the Company upon initial election as a director. The Directors' Plan also provides for an automatic grant of options to purchase 3,750 shares of common stock at fair market value upon re-election as a director. During 1999, stock options to purchase 7,500 shares were granted at a price of $8.94 per share pursuant to the Directors' Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income, pro forma diluted earnings per share and pro forma weighted average fair value of options granted (with related assumptions using the Black-Scholes option pricing model) would have been as follows:

                                                        1999         1998        1997
                                                       -------     --------    -------
          Pro forma net income (000's)                 $ 3,65      $ 3,770     $ 3,353
          Pro forma diluted earnings per share         $ 0.67      $  0.70     $  0.62

          Pro forma weighted average fair value of
          options granted                              $ 4.08      $  3.92     $  5.03
          Expected life (years)                          6.00         6.00        6.00
          Risk-free interest rate                        5.88%        5.63%       6.32%
          Expected volatility                           42.30%       43.00%      44.00%
          Dividend yield                                 0.00%        0.00%       0.00%

As of December 31, 1999, a total of 3,274,332 shares of common stock have been authorized for issuance under all stock option plans. Options to purchase 1,508,842 shares were outstanding as of December 31, 1999, and options to purchase 1,497,530 shares had been exercised as of such date.

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Information with respect to the stock option plans in effect as of December 31, 1999 is summarized as follows:

                                          Shares                     Weighted
                                         Available     Options        Average
                                         For Grant   Outstanding  Exercise Price
                                         ----------  -----------  --------------
          Balance at December 31, 1996     74,023     1,414,884         4.79
          Options authorized              375,000            --           --
          Options granted                (241,500)      241,500         6.49
          Options exercised                    --      (175,815)        3.58
          Options canceled                 15,546       (15,546)        5.75
                                         ----------   ----------
          Balance at December 31, 1997    223,069     1,465,023         5.21
          Options authorized              450,000            --           --
          Options granted                (352,750)      352,750         8.29
          Options exercised                    --      (505,844)        3.67
          Options canceled                 13,416       (14,865)        7.19
                                         ----------   ----------
          Balance at December 31, 1998    333,735     1,297,064         6.63
          Options authorized              250,000            --           --
          Options granted                (343,500)      343,500         8.15
          Options exercised                    --      (103,996)        5.93
          Options canceled                 27,726       (27,726)        7.79
                                         ----------   ----------
          Balance at December 31, 1999    267,961     1,508,842         7.00
                                         ==========   ==========

Options are exercisable within ten years from the date of grant with specific vesting periods, primarily four years, set by the Board of Directors. Options granted to Directors are exercisable within five years from the date of grant with full vesting six months after the grant date. Options granted to officers and employees expire three months after termination of employment. The following table summarizes information concerning currently outstanding and exercisable options:

                                   Options Outstanding            Options Exercisable
                       --------------------------------------  -----------------------
                                       Weighted
                                        Average      Weighted                 Weighted
                                       Remaining      Average                  Average
    Range of Exercise     Number      Contractual    Exercise     Number      Exercise
           Prices      Outstanding    Life (Years)    Price     Exercisable     Price
    -----------------  ------------  -------------  ---------  ------------  ---------
    $  1.50 - $ 3.36         32,250       3.79       $  2.62         32,250   $  2.62
    $  4.12 - $ 5.87        327,529       5.92          4.70        298,661      4.60
    $  6.00 - $10.97      1,130,313       7.69          7.64        474,874      7.42
    $16.00                   18,750       3.42         16.00         18,750     16.00
                       ------------                            ------------
                          1,508,842       7.17       $  7.00        824,535   $  6.41
                       ============                            ============

                              EQUINOX SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9) INCOME TAXES

The components of the net deferred income tax asset are as follows as of December 31 (in thousands):

                                                                             1999        1998
                                                                          ---------     -------
      Allowances for doubtful accounts and anticipated sales returns      $   275       $   317
      Inventory allowances                                                    639           437
      Deferred revenue                                                         39            44
      Accrued compensation                                                     64            40
      Accrued warranty costs                                                   98           245
      Other, net                                                              317           101
                                                                          ---------     --------
                                                                          $ 1,432       $  1,184
                                                                          =========     ========

Based on the Company's consolidated financial position and results of operations for the current and preceding years, and the availability of sufficient taxable income within the carryback period available under the tax laws, no valuation allowance needs to be provided against the net deferred tax asset.

The provision for income taxes consists of the following (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1999      1998        1997
                                              -------    -------    -------
                    FEDERAL
                       Current                $ 2,175    $ 1,989    $ 2,027
                       Deferred                  (128)        28        (95)
                                              -------    -------    -------
                                                2,047      2,017      1,932
                                              -------    -------    -------

                    STATE
                       Current                    330        304        189
                       Deferred                   (86)       (80)        --
                                              -------    -------    -------
                                                  244        224        189
                                              -------    -------    -------
                                              $ 2,291    $ 2,241    $ 2,121
                                              =======    =======    =======

A reconciliation of the difference between the expected provision for income taxes using the statutory Federal tax rate and the Company's actual provision is as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Provision using statutory Federal tax rate (34%)        $ 2,306    $ 2,311    $ 2,050
State income taxes, net of Federal income tax benefit       161        148        125
Tax-exempt interest income                                 (104)      (117)      (100)
Other, net                                                  (72)      (101)        46
                                                        -------    -------    -------
                                                        $ 2,291    $ 2,241    $ 2,121
                                                        =======    =======    =======

                              EQUINOX SYSTEMS INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10) SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The Company operates exclusively in a single business segment that designs, markets and sells Server-based communications products. Net sales, based on shipments of products to customers located in the various geographic areas served, are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                          1999            1998           1997
                                      -----------     -----------    -----------
United States                         $    25,690     $    25,872    $   22,649
Europe                                      2,939           2,601         2,273
Pacific Rim                                   916           1,421         1,548
Latin America                                 752             932         1,382
Other (primarily the Middle East)           1,438             501           521
                                      ------------    -----------    -----------
                                      $    31,735     $    31,327    $   28,373
                                      ============    ===========    ===========

The following customers amounted to 10% or more of net sales:

                                                 YEAR ENDED DECEMBER 31,
                                          1999            1998           1997
                                      -----------     -----------    -----------
Customer A (an OEM)                       20%             17%            24%
Customer B (a distributor)                15%             17%            11%
Customer C (a distributor)                14%              9%             8%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Same as Item 11. above.

                                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  (1) Financial Statements of the Company are set forth in Part II, Item 8.
       (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Year Ended December 31, 1999, 1998 and 1997 is submitted herewith.
       (3) Exhibits. (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.)

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------

    3.1      Registrant's Amended and Restated Articles of Incorporation (1)
    3.2      Registrant's Bylaws (1)
   10.1      Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (1)
  *10.2      Registrant's 1993 Stock Option Plan (1)
  *10.3      Registrant's Directors Stock Option Plan (1)
  *10.5      Registrant's 1988 Stock Option Plan (1)
  *10.6      Registrant's 1992 Stock Option Plan (1)
   22.1      Registrant's Subsidiaries (1)
   23.0      Consent of Arthur Andersen LLP (2)
   27.1      Financial Data Schedule
    (b)      Reports on Form 8-K: No reports on Form 8-K were filed by the
             Registrant during the last quarter of the period covered by this
             Report.
    (c)      Exhibits required by Item 601 of Regulation S-K: The exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the 'Signatures' section hereof and is
             incorporated herein by reference.
    (d)      Financial Statement Schedules required by Regulation S-X:
             Reference is made to Item 14(a)(2).
------------------------------------
(1) Incorporated by reference to the exhibit filed with the registrant's registration statements on Form S-1 (No. 33-50138) and Form S-8 (Nos. 33-66280, 33-96014, 333-09955, 333-29665, 333-56131, and 333-81289).
(2)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EQUINOX SYSTEMS INC.

Date: March 30, 2000                By:/S/ WILLIAM A. DAMBRACKAS
                                       -----------------------------
                                           William A. Dambrackas
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                     DATE
              ---------                                   -----                     ----

                                                       President,
                                                 Chief Executive Officer
                                                      and Director
                                                  (Principal Executive
/S/ WILLIAM A. DAMBRACKAS                               Officer)                March 30, 2000
--------------------------------------------
    William A. Dambrackas

                                                   Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
/S/ ROBERT F. WILLIAMSON, JR.                      Accounting Officer)          March 30, 2000
--------------------------------------------
    Robert F. Williamson, Jr.



/S/ JAMES J. FELCYN, JR.                                Director                March 30, 2000
--------------------------------------------
    James J. Felcyn, Jr.



/S/ JAMES W. DAVIDSON                                   Director                March 30, 2000
----------------------
    James W. Davidson



/S/ CHARLES A. REID                                     Director                March 30, 2000
--------------------------------------------
    Charles A. Reid

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Equinox Systems Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Equinox Systems Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 8, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

 Fort Lauderdale, Florida,
    February 8, 2000.

                                            EQUINOX SYSTEMS INC.
                                     VALUATION AND QUALIFYING ACCOUNTS
                                                SCHEDULE II
                                               (in thousands)

                                                                     Charged
                                                    Balance at    (Credited) to
  Year Ended                                        Beginning       Costs and                  Balance at
 December 31,          Description                   of Year         Expenses     Deductions  End of Year
--------------  ---------------------------       ------------   --------------  -----------   -----------
     1999       Allowance for Doubtful
                Accounts                          $     316      $      (77)     $      (27)   $      266
                                                  ============   ==============  ===========   ===========
     1998       Allowance for Doubtful
                Accounts                          $     353      $        6      $      (43)   $      316
                                                  ============   ==============  ===========   ===========
     1997       Allowance for Doubtful
                Accounts                          $     344      $        2      $        7    $      353
                                                  ============   ==============  ===========   ===========

     1999       Allowance for Sales Returns       $     517      $    1,056      $   (1,115)   $      458
                                                  ============   ==============  ===========   ===========
     1998       Allowance for Sales Returns       $     409      $      962      $     (854)   $      517
                                                  ============   ==============  ===========   ===========
     1997       Allowance for Sales Returns       $     250      $      903      $     (744)   $      409
                                                  ============   ==============  ===========   ===========

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

 23.0                      Consent of Arthur Andersen LLP

 27.1                      Financial Data Schedule