Form 10-Q
period 2000-03-31
EQUINOX SYSTEMS INC
filed 2000-05-12
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the Three Months ended March 31, 2000            Commission file No. 0-21450

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of May 12, 2000 was 5,447,239.

                                 INDEX TO ITEMS

                                                                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2000 and December 31, 1999.............................. 3

Condensed Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2000 and 1999.............. 4

Condensed Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2000 and 1999.............. 5

Notes to Condensed Consolidated Financial Statements (Unaudited)...................................................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................... 8

PART II - OTHER INFORMATION

Item 5      Other Information......................................................................................... 11

Item 6.     Exhibits and Reports on Form 8-K ......................................................................... 12

Signature Page........................................................................................................ 13

                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                             MARCH 31,  DECEMBER 31,
                                                               2000         1999
                                                             --------     --------
                                   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $  6,820     $  8,233
     Marketable securities                                     14,982       15,044
     Accounts receivable                                        1,731        3,667
     Inventories                                                6,478        6,031
     Deferred income taxes                                      1,444        1,432
     Prepaid expenses and other current assets                  1,004          584
                                                             --------     --------
       Total current assets                                    32,459       34,991
                                                             --------     --------
PROPERTY AND EQUIPMENT, at cost                                 6,187        6,213
     Less - accumulated depreciation and amortization          (3,006)      (2,937)
                                                             --------     --------
                                                                3,181        3,276
                                                             --------     --------
                                                             $ 35,640     $ 38,267
                                                             ========     ========
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $    914     $  1,865
     Accrued expenses                                             949        2,148
                                                             --------     --------
       Total current liabilities                                1,863        4,013
                                                             --------     --------
SHAREHOLDERS' EQUITY:
     Common stock                                                  54           54
     Additional paid-in capital                                12,115       11,852
     Retained earnings                                         21,699       22,414
     Unrealized loss on marketable securities, net of tax         (91)         (66)
                                                             --------     --------
         Total shareholders' equity                            33,777       34,254
                                                             --------     --------
                                                             $ 35,640     $ 38,267
                                                             ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            -------------------
                                              2000        1999
                                            -------     -------
NET SALES                                   $ 2,720     $ 8,284
COST OF SALES                                 1,496       3,975
                                            -------     -------
   Gross margin                               1,224       4,309
                                            -------     -------
OPERATING EXPENSES:
   Research and development                     956         872
   Selling, general and administrative        1,605       1,751
                                            -------     -------
     Total operating expenses                 2,561       2,623
                                            -------     -------
     Income (loss) from operations           (1,337)      1,686
                                            -------     -------
OTHER INCOME, NET:
   Interest income                              302         217
   Loss on sale of marketable securities        (69)         --
   Other income (expense), net                   13         (22)
                                            -------     -------
     Total other income, net                    246         195
                                            -------     -------
     Income (loss) before income taxes       (1,091)      1,881
BENEFIT (PROVISION) FOR INCOME TAXES            376        (639)
                                            -------     -------
     Net income (loss)                      $  (715)    $ 1,242
                                            =======     =======
EARNINGS (LOSS) PER SHARE:
     Basic                                  $ (0.13)    $  0.23
                                            =======     =======
     Diluted                                $ (0.13)    $  0.22
                                            =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           2000         1999
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $   (715)    $  1,242
                                                                         --------     --------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                               137          105
   Provision for doubtful accounts and anticipated sales returns              138          211
   Provision for warranty costs                                                --           43
   Recognition of deferred service contract revenue                           (46)        (118)
   Loss on sale of marketable securities                                       69           --
   Changes in operating assets and liabilities:
       Accounts receivable                                                  1,798         (558)
       Inventories                                                           (447)         (45)
       Prepaid expenses and other current assets                             (331)        (238)
       Accounts payable                                                      (951)          34
       Accrued expenses                                                    (1,109)         (68)
                                                                         --------     --------
Total adjustments                                                            (742)        (634)
                                                                         --------     --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (1,457)         608
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities (purchases) of marketable securities, net                      (133)        (200)
   Purchases of property and equipment                                        (42)        (113)
                                                                         --------     --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (175)        (313)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                    219           87
   Repurchases of common stock                                                 --         (840)
                                                                         --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           219         (753)
                                                                         --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (1,413)        (458)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              8,233       12,382
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  6,820     $ 11,924
                                                                         ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
       Income taxes paid                                                 $    100     $    565
                                                                         ========     ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
During 2000 and 1999, the Company realized income tax benefits of $44 and $33, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 1999, which has been derived from the annual audited financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K.

(2) FISCAL PERIOD

The fiscal periods of the Company end on the first Saturday following the last calendar day of each month. All references to March 31, 2000 and March 31, 1999 represent the 13-week fiscal periods ended April 1, 2000 and April 3, 1999, respectively.

(3) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method, unless the effect is antidilutive, which it is then excluded. Shares used in the computations for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                   2000     1999
                                                  -----    -----
       Weighted average shares used in basic
            computation                           5,424    5,398
       Common stock equivalents - options             0      339
                                                  -----    -----
       Weighted average shares used in diluted
             computation                          5,424    5,737
                                                  =====    =====

As the Company recorded a net loss for the three months ended March 31, 2000, all options (1,526,936 shares) are antidilutive and have been excluded from the computation of diluted shares. Options not included in the computation above, because the exercise of which would be antidilutive, for the three months ended March 31, 1999, were 18,750.

(4) INVENTORIES

Inventories consist of the following as of March 31, 2000 and December 31, 1999 (in thousands):

                                       2000      1999
                                      ------    ------
                   Raw materials      $1,671    $1,409
                   Work-in-process       299       240
                   Finished goods      4,508     4,382
                                      ------    ------
                                      $6,478    $6,031
                                      ======    ======

(5) COMPREHENSIVE INCOME

During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is the total of net income and all other changes in net assets arising from non-owner sources. The Company's comprehensive income for the three months ended March 31, 2000 is as follows (in thousands):

                                                                              Before-Tax    Income    After-Tax
                                                                                Amount        Tax       Amount
                                                                                -------     -------     -------
Net income (loss) for the three months ended March 31, 2000                     $(1,091)    $  (376)    $  (715)
Unrealized holding losses on marketable securities arising during the period        (36)        (12)        (24)
                                                                                -------     -------     -------
Comprehensive income for the three months ended March 31, 2000                  $(1,127)    $  (388)    $  (739)

Comprehensive income equaled net income for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that reflect the current views of the Company with respect to future events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" in
Item 5, and elsewhere herein, that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

NET SALES

The Company sells its products primarily through two sales channels, distribution and original equipment manufacturers ("OEMs"). In addition, the Company has a small amount of direct sales to end-users. Distributors and OEMs resell substantially all the Company's products to a variety of end-users. Because the Company has little control over the timing or volume of the "sell-through" of its products, the Company has difficulty predicting its revenues. The Company's distribution channel, which primarily serves the needs of a large number of value-added resellers ("VARs") and System Integrators, reports "sell-through" and inventory levels to the Company. As a result, distribution sales are somewhat more predicable than OEM sales. Sales to OEM customers are very difficult to predict because the Company has limited knowledge of the OEM's inventory levels and sell-through.

Net sales decreased 67% to $2.7 million for the three months ended March 31, 2000 compared to $8.3 million for the first quarter of 1999. The Company believes this significant decrease in sales was caused primarily by the residual effect of the Y2K lockdown that began in the fourth quarter of 1999 (the Company also experienced a significant decline in fourth quarter sales). End-users, concerned with the potential threat of the Year 2000 software bug, halted installation of new systems and limited equipment installations until after January 1, 2000. Although the Company believes that many of these projects were restarted in the first quarter, the Company's sales were not positively impacted as both distribution and OEM customers drew down existing inventories to fill the slowly increasing demand of end-users.

   a. Distribution sales decreased 56% to $2.2 million from $5.0 million for the first quarter of 1999. The Company recognizes revenues when the product is shipped to the distributor less reserves for returns and stock rotations. The Company believes domestic distributor inventories fell about $0.8 million in the three months ended March 31, 2000.

   b. OEM sales decreased 87% to $0.4 million from $3.1 million for the first quarter of 1999. The Company recognizes revenues when the product is shipped to the OEM. OEM accounts generally do not have a right to rotate stock and do not report inventory levels or sell-through to the Company, therefore, as noted above, sales to OEM customers are difficult to predict.

   c. Direct sales decreased 29% to $0.2 million from $0.3 million for the first quarter of 1999.

The chart below summarizes the above information and, additionally, shows the percentage of sales by channel.

      ($000)            First Quarter        First Quarter
                            2000                 1999
                      ----------------     ----------------
      Distribution    $2,164        80%    $4,956        60%
      OEM                363        13%     3,058        37%
      Direct             193         7%       270         3%
                      ------    ------     ------    ------
      Total Sales     $2,720       100%    $8,284       100%
                      ======    ======     ======    ======

The Company's products are installed directly into the server ("bus attached") or are attached to the local area network ("LAN attached"). The chart below summarizes sales information by how the Company's products are deployed and their percentage of total sales. Because of the Y2K problem discussed above, the Company does not believe this limited data can be used to draw the conclusion that either bus attached products are becoming less important or LAN attached products are gaining market share.

      ($000)                     First Quarter        First Quarter
                                      2000                 1999
                                ----------------     ----------------
      Bus attached              $1,872        69%    $6,652        80%
      LAN attached and other       848        31%     1,632        20%
                                ------    ------     ------    ------
      Total sales               $2,720       100%    $8,284       100%
                                ======    ======     ======    ======

GROSS MARGIN

Gross margin for the three months ended March 31, 2000 was 45% as compared to 52% for the first quarter of 1999. The Company's gross margin is dependent on product costs, product mix, channel mix, and overhead expense, all of which fluctuate from period to period. For example, an increase in future sales to OEM customers may result in a lower gross margin because OEM sales are typically priced lower than distribution sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 2000 were approximately $1.0 million, or 10% more than the $0.9 million for the first quarter of 1999. The increase was due to increased new product development efforts, redesign of existing products for more efficient, less costly manufacturing, and continuing compliance testing. As a percentage of net sales, research and development expenses were 35% for the three months ended March 31, 2000, compared to 11% for the first quarter of 1999. This increase in research and development expenses as a precentage of net sales was due to the significant decrease in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $1.6 million for the three months ended March 31, 2000, or 8% less than the $1.8 million for the first quarter of 1999. The decrease was primarily due to lower compensation expenses. As a percentage of net sales, selling general and administrative expenses were 59% for the three months ended March 31, 2000 compared to 21% for the first quarter of 1999. This increase was due to the significant decrease in sales for the first quarter of 2000.

OTHER INCOME, NET

Other income, net, which includes interest income, was $0.2 million for the three months ended March 31, 2000 and 1999. As a percentage of net sales, other income, net, was 9% for the three months ended March 31, 2000 compared to 2% in 1999.

The Company recognized a loss of approximately $69,000 on the sale of securities during the three months ended March 31, 2000. These securities, four series of preferred stock from three separate issuers, had been acquired for a cost of $1.6 million in 1998 and were the only such securities in the Company's portfolio. Preferred stocks are tax advantaged to corporate holders but have no maturity date and trade inversely to long-term interest rates. The Company determined that these preferred stocks did not fit into its portfolio and has sold them all.

PROVISION FOR INCOME TAXES

Income taxes were a benefit of $0.4 million for the three months ended March 31, 2000 compared to a provision of $0.6 million in 1999. The Company's effective tax rate increased to 34.5% in 2000 compared to 34% for the first quarter of 1999 based on expected tax rates for the current year.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company recorded a net loss for the three months ended March 31, 2000 of $0.7 million compared to net income of $1.2 million for the first quarter of 1999. Diluted loss per share was $(0.13) for the three months ended March 31, 2000 compared to diluted net income per share of $0.22 for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $30.6 million at March 31, 2000, compared with $31.0 million at December 31, 1999. Cash and cash equivalents and marketable securities were $21.8 million at March 31, 2000, compared with $23.3 million at December 31, 1999.

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2000, compared to cash provided by operating activities of $0.6 million for the three months ended March 31, 1999. The decrease was primarily due to the first quarter net loss and decreases in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2000 was $0.2 million compared to $0.3 million for the three months ended March 31, 1999, and was due to purchases of property and equipment offset by net sales of marketable securities.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2000 and represented funds received in connection with employee stock option exercises. Net cash used in financing activities was $0.8 million in 1999 and primarily represented repurchases of the Company's common stock.

In March 1997, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of the Company's issued and outstanding common stock. During 1997, the Company repurchased a total of 821,400 shares at a purchase price of approximately $5,409,000 under this buyback plan. No repurchases were made during 1998. During 1999, the Company repurchased an additional 87,300 shares of its common stock in the open market for an aggregate purchase price of $840,000. During 2000, and through the date of this filing, no repurchases were made. The Company is still authorized to repurchase an additional 591,300 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

As of March 31, 2000, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The FASB issued SFAS 137 which defers the adoption of SFAS 133 until January 1, 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's consolidated results throughout the remainder of 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

The Company experienced a significant slowdown in demand for its products during the fourth quarter of 1999 and the first quarter of 2000. The Company believes that this slowdown was primarily a result of delays in large server installations due to Y2K concerns. While these installations are expected to resume during 2000, the Company is uncertain as to when and if the demand for its products will return to historical levels.

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

DISTRIBUTION AND OEM RISKS

The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and two OEM customers collectively accounted for 30% of the Company's net sales during the first three months of 2000. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other certain customers could have a material adverse effect on the Company's operating results.

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

DEPENDENCE ON KEY PERSONNEL

William A. Dambrackas, the Company's Founder, Chairman and Chief Executive Officer, Robert F. Williamson, Jr., the Company's CFO and Vice President, Finance and Administration, Robert F. Gintz, the Company's Vice President, Development, Thomas E. Garrett, the Company's Vice President, Sales, and Robert
S. Sowell, the Company's Vice President, Technical Support, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended March 31, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EQUINOX SYSTEMS INC.

                                              /S/ ROBERT F. WILLIAMSON, JR.
                                              ----------------------------------
                                              ROBERT F. WILLIAMSON, JR.
                                              Chief Financial Officer
                                              (Principal Financial Officer)

DATE: May 11, 2000

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial Data Schedule