Form 10-Q
period 2000-06-30
EQUINOX SYSTEMS INC
filed 2000-08-14
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Three Months ended June 30, 2000       Commission file No. 0-21450


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of August 10, 2000 was 5,458,241.

                                 Index to Items

                                                                            Page

Part I - Financial Information

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2000
      and December 31, 1999                                                    3

     Condensed Consolidated Statements of Operations (Unaudited) -
      Three and Six months ended June 30, 2000 and 1999                        4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six months ended June 30, 2000 and 1999                                  5

     Notes to Condensed Consolidated Financial Statements (Unaudited)          6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      8

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signature Page                                                                14

                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                    June 30, 2000      December 31, 1999
                                                                    -------------      -----------------
                          ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                        $  6,398              $  8,233

     Marketable securities                                              15,064                15,044

     Accounts receivable                                                 2,477                 3,667

     Inventories                                                         6,101                 6,031

     Deferred income taxes                                               1,457                 1,432

     Prepaid expenses and other current assets                           1,185                   584
                                                                      --------              --------
       Total current assets                                             32,682                34,991
                                                                      --------              --------
PROPERTY AND EQUIPMENT, at cost                                          6,219                 6,213

     Less - accumulated depreciation and amortization                   (3,137)               (2,937)
                                                                      --------              --------

                                                                         3,082                 3,276
                                                                      --------              --------

                                                                      $ 35,764              $ 38,267
                                                                      ========              ========
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                 $  1,249              $  1,865

     Accrued expenses                                                      977                 2,148
                                                                      --------              --------

       Total current liabilities                                         2,226                 4,013
                                                                      --------              --------
SHAREHOLDERS' EQUITY:

     Common stock                                                           55                    54

     Additional paid-in capital                                         12,160                11,852

     Retained earnings                                                  21,438                22,414

       Unrealized loss on marketable securities, net of tax               (115)                  (66)
                                                                      --------              --------
         Total shareholders' equity                                     33,538                34,254
                                                                      --------              --------
                                                                      $ 35,764              $ 38,267
                                                                      ========              ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                         --------------------------          --------------------------
                                                           2000              1999              2000              1999
                                                         --------          --------          --------          --------
NET SALES                                                $  4,293          $  9,405          $  7,013          $ 17,689
COST OF SALES                                               2,243             4,196             3,739             8,171
                                                         --------          --------          --------          --------
   Gross profit                                             2,050             5,209             3,274             9,518
                                                         --------          --------          --------          --------
OPERATING EXPENSES:
   Research and development                                   876               920             1,832             1,792
   Selling, general and administrative                      1,701             2,060             3,306             3,811
                                                         --------          --------          --------          --------
       Total operating expenses                             2,577             2,980             5,138             5,603
                                                         --------          --------          --------          --------
       Income (loss) from operations                         (527)            2,229            (1,864)            3,915
                                                         --------          --------          --------          --------
OTHER INCOME, NET
   Interest income                                            296               185               598               402
   Other income (expense), net                                  3                 3               (53)              (19)
                                                         --------          --------          --------          --------
       Total other income, net                                299               188               545               383
                                                         --------          --------          --------          --------
       Income (loss) before income taxes                     (228)            2,417            (1,319)            4,298

BENEFIT (PROVISION) FOR INCOME TAXES                          (33)             (822)              343            (1,461)
                                                         --------          --------          --------          --------
       Net income (loss)                                 $   (261)         $  1,595          $   (976)         $  2,837
                                                         ========          ========          ========          ========

EARNINGS (LOSS) PER SHARE:

       Basic                                             $  (0.05)         $   0.30          $  (0.18)         $   0.53
                                                         ========          ========          ========          ========
       Diluted                                           $  (0.05)         $   0.29          $  (0.18)         $   0.50
                                                         ========          ========          ========          ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                    --------------------------
                                                                                      2000              1999
                                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                   $   (976)         $  2,837
                                                                                    --------          --------
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Depreciation                                                                          271               229
   Provision for doubtful accounts and anticipated sales returns                         390               560
   Provision for warranty costs                                                           --                91
   Realized loss on marketable securities                                                 71                --
   Recognition of deferred service contract revenue                                      (88)             (189)
   Changes in operating assets and liabilities:
       Accounts receivable                                                               800            (2,043)
       Inventories                                                                       (70)             (615)
       Prepaid expenses and other current assets                                        (601)             (263)
       Accounts payable                                                                 (616)              350
       Accrued expenses                                                               (1,027)              648
                                                                                    --------          --------
Total adjustments                                                                       (870)           (1,232)
                                                                                    --------          --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (1,846)            1,605
                                                                                    --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities, net                                             (165)           (8,500)
    Purchases of property and equipment                                                  (77)             (159)
                                                                                    --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                   (242)           (8,659)
                                                                                    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock options exercised                                                              253               103
    Repurchases of common stock                                                           --              (841)
                                                                                    --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      253              (738)
                                                                                    --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,835)           (7,792)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         8,233            12,382
                                                                                    --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  6,398          $  4,590
                                                                                    ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
       Income taxes paid                                                            $    255          $    610
                                                                                    ========          ========

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During 2000 and 1999, the Company realized income tax benefits of $56 and $36, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(1)  Basis of Presentation

The condensed consolidated balance sheet as of December 31, 1999, which has been derived from the audited annual financial statements, and the unaudited interim condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K.

(2)  Fiscal Period

The fiscal periods of the Company end on the first Saturday following the last calendar day of each month. All references to June 30, 2000 and June 30, 1999 represent the 13 and 26-week fiscal periods ended July 1, 2000 and July 3, 1999, respectively.

(3) Earnings (Loss) Per Share For the Three and Six Months Ended June 30, 2000 and 1999

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method, unless the effect is antidilutive, which it is then excluded. Shares used in the computations are as follows (in thousands):

                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                          ---------------------------   -------------------------
                                                               2000          1999          2000          1999
                                                              -----         -----         -----         -----
     Weighted average shares used in basic computation        5,452         5,325         5,438         5,361
     Common stock equivalents - options                          --           222            --           288
                                                              -----         -----         -----         -----
     Weighted average shares used in diluted
        computation                                           5,452         5,547         5,438         5,649
                                                              =====         =====         =====         =====

As the Company recorded a net loss for the three and six months ended June 30, 2000, all options (1,459,528) are antidilutive and have been excluded from the computation of diluted shares. Options not included in the computation above, because the exercise of which would be antidilutive, for the three and six months ended June 30, 1999, were 24,000.

(4)  Comprehensive Income (Loss)

During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is the total of net income and all other changes in net assets arising from non-owner sources. The Company's comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999, is as follows (in thousands):

                                                                         2000                                1999
                                                          ---------------------------------   ---------------------------------
                                                          Before-Tax    Income    After-Tax   Before-Tax    Income    After-Tax
                                                            Amount       Tax        Amount      Amount       Tax        Amount
                                                           -------     -------     -------     -------     -------     -------
Net income (loss) for the three months
     ended June 30                                         $  (228)    $   (33)    $  (261)    $ 2,417     $  (822)    $ 1,595

Unrealized holding losses on
     marketable securities arising during
     the period                                                (37)         13         (24)       (247)         84        (163)
                                                           -------     -------     -------     -------     -------     -------
Comprehensive income (loss) for the
     three months ended June 30                            $  (265)    $   (20)    $  (285)    $ 2,170     $  (738)    $ 1,432
                                                           =======     =======     =======     =======     =======     =======

                                                                         2000                                1999
                                                          ---------------------------------   ---------------------------------
                                                          Before-Tax    Income    After-Tax   Before-Tax    Income    After-Tax
                                                            Amount       Tax        Amount      Amount       Tax        Amount
                                                           -------     -------     -------     -------     -------     -------
Net income (loss) for the six months
     ended June 30                                         $(1,319)    $   343     $  (976)    $ 4,298     $(1,461)    $ 2,837

Unrealized holding losses on
     marketable securities arising during
     the period                                                (74)         25         (49)       (247)         84        (163)
                                                           -------     -------     -------     -------     -------     -------
Comprehensive income (loss) for the
     six months ended June 30                              $(1,393)    $   368     $(1,025)    $ 4,051     $(1,377)    $ 2,674
                                                           =======     =======     =======     =======     =======     =======

(5)  Inventories

Inventories consist of the following as of June 30, 2000 and December 31, 1999 (in thousands):

                                          2000              1999
                                         ------            ------
          Raw materials                  $1,817            $1,409
          Work-in-process                   393               240
          Finished goods                  3,891             4,382
                                         ------            ------
                                         $6,101            $6,031
                                         ======            ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect the current views of the Company with respect to events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" in
Item 5 below, and elsewhere herein, that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on any forward-looking statement.

Net Sales

The Company sells its products primarily through two sales channels, distribution and original equipment manufacturers ("OEMs"). In addition, the Company has a small amount of direct sales to end-users. Distributors and OEMs resell substantially all the Company's products to a variety of end-users. Because the Company has little control over the timing or volume of the "sell-through" of its products, the Company has difficulty predicting its future revenues. The Company's distribution channel, which primarily serves the needs of a large number of value-added resellers ("VARs") and System Integrators, reports "sell-through" and inventory levels to the Company. As a result, distribution sales are somewhat more predictable than OEM sales. Sales to OEM customers are very difficult to predict because the Company has limited knowledge of the OEM's inventory levels and sell-through.

Net sales decreased 54% to $4.3 million for the three months ended June 30, 2000 compared to $9.4 million for the second quarter of 1999. For the six months ended June 30, 2000, net sales decreased by 60% to $7.0 million compared to $17.7 million for the same period last year. The Company believes this significant decrease in sales was caused primarily by the residual effect of the Y2K lockdown that began in the fourth quarter of 1999 (the Company also experienced a significant decline in fourth quarter 1999 and first quarter 2000 sales). End-users, concerned with the potential threat of the Year 2000 software bug, rushed projects to completion during 1999 and halted the installation of new systems and limited equipment installations until after January 1, 2000. Although the Company believes many of these projects were restarted, the Company's sales did not increase because distribution and OEM customers drew down existing inventories to fill the slowly increasing demand of end-users.

o Distribution sales decreased 55% to $2.7 million from $5.9 million for the second quarter of 1999 and by 55% to $4.9 million from $10.9 million year to date. The Company recognizes revenues when the product is shipped to the distributor less reserves for returns and stock rotations. The Company believes domestic distributor inventories fell about $0.8 million in the three months ended June 30, 2000 and by $1.6 million year to date.

o OEM sales decreased 56% to $1.4 million from $3.1 million for the second quarter of 1999, and by 72% to $1.7 million from $6.2 million year to date. The Company recognizes revenues when the product is shipped to the OEM. OEM accounts generally do not have a right to rotate stock and do not report inventory levels or sell-through to the Company therefore, as noted above, sales to OEM customers are difficult to predict.

o Direct sales decreased 37% to $0.2 million from $0.4 million for the second quarter of 1999, and by 33% to $0.4 million from $0.6 million year to date.

The chart below summarizes the above information and, additionally, shows the percentage of sales by channel.

($000)                          Second Quarter          Second Quarter         Year to Date           Year to Date
                                     2000                    1999                  2000                   1999
                              ------------------     ------------------     ------------------     ------------------
Distribution                  $ 2,690         63%    $ 5,934         63%    $ 4,854         69%    $10,890         62%
OEM                             1,383         32%      3,124         33%      1,746         25%      6,182         35%
Direct                            220          5%        347          4%        413          6%        617          3%
                              -------    -------     -------    -------     -------    -------     -------    -------
Total Sales                   $ 4,293        100%    $ 9,405        100%    $ 7,013        100%    $17,689        100%
                              =======    =======     =======    =======     =======    =======     =======    =======

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

($000)                          Second Quarter          Second Quarter         Year to Date           Year to Date
                                     2000                    1999                  2000                   1999
                              ------------------     ------------------     ------------------     ------------------
Bus attached                  $ 3,359         78%    $ 8,295         88%    $ 5,231         75%    $14,947         84%
LAN attached and other            934         22%      1,110         12%      1,782         25%      2,742         16%
                              -------    -------     -------    -------     -------    -------     -------    -------
Total Sales                   $ 4,293        100%    $ 9,405        100%    $ 7,013        100%    $17,689        100%
                              =======    =======     =======    =======     =======    =======     =======    =======

Gross margin

Gross margin for the three and six month periods ended June 30, 2000 was 48% and 47%, respectively, as compared to 55% and 54% for the comparable periods of 1999. The Company's gross margin is dependent on product costs, product mix, channel mix, and overhead expense, all of which fluctuate from period to period. For example, an increase in future sales to OEM customers may result in a lower gross margin because OEM sales are typically priced lower than distribution sales.

Research and development expenses

Research and development expenses for the three and six month periods ended June 30, 2000 were approximately $0.9 million and $1.8 million, respectively, and are approximately the same for the comparable periods in 1999. As a percentage of net sales, research and development expenses were 20% and 26% for the three and six month periods ended June 30, 2000, respectively, compared to 10% for the same periods of 1999. This increase in research and development expenses as a percentage of net sales was due to the significant decrease in net sales.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $1.7 million and $3.3 million for the three and six month periods ended June 30, 2000, respectively. This is 17% less than the $2.1 million recorded for the second quarter of 1999 and 13% less than the $3.8 million recorded for the comparable six month period. The decrease was primarily due to lower compensation expenses. As a percentage of net sales, selling general and administrative expenses were 40% and 47% for the three and six months ended June 30, 2000 compared to 22% for the comparable periods of 1999. This increase was due to the significant decrease in sales for 2000.

Other income, net

Other income, net, which includes interest income, was $0.3 million and $0.5 million for the three and six months ended June 30, 2000, respectively, compared to $0.2 million and $0.4 million for the comparable periods in 1999. This increase was primarily due to higher invested cash balances. As a percentage of net sales, other income, net, was 7% and 8% for the three and six months ended June 30, 2000, respectively, compared to 2% for both periods in 1999.

The Company recognized a loss of approximately $69,000 on the sale of securities during the first quarter of 2000. These securities, four series of preferred stock from three separate issuers, had been acquired for a cost of $1.6 million in 1998 and were the only such securities in the Company's portfolio. Preferred stocks are tax advantaged to corporate holders but have no maturity date and trade inversely to long-term interest rates. The Company determined that these preferred stocks did not fit into its portfolio and has sold them all.

Benefit (provision) for income taxes

The benefit (provision) for income taxes for the second quarter of 2000 of $33,000, resulted from a "true-up" of the effective tax rate for the year from 34.5% down to 26% based on estimated tax rates for the current year, compared to approximately $0.8 million or an effective rate of 34% for the same period last year. For the six months ended June 30, 2000, income taxes were a benefit of approximately $0.3 million, a 26% effective rate, compared to a provision of $1.5 million, a 34% effective rate, for the same period in 1999.

Net income (loss)

As a result of the factors discussed above, the Company recorded a net loss for the three and six months ended June 30, 2000 of $0.3 million and $1.0 million, respectively, compared to net income of $1.6 million and $2.8 million for the comparable periods of 1999. Diluted loss per share was $(0.05) and $(0.18) for the three and six months ended June 30, 2000 compared to diluted net income per share of $0.29 and $0.50 for the comparable periods of 1999.

Liquidity and Capital Resources

The Company's working capital was $30.5 million at June 30, 2000, compared with $31.0 million at December 31, 1999. Cash and cash equivalents and marketable securities were $21.5 million at June 30, 2000, compared with $23.3 million at December 31, 1999.

Net cash used in operating activities was $1.8 million for the six months ended June 30, 2000, compared to cash provided by operating activities of $1.6 million for the six months ended June 30, 1999. The decrease was primarily due to the net loss and decreases in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2000 was $0.2 million compared to $8.7 million for the six months ended June 30, 1999, and was due to purchases of property and equipment offset by net sales of marketable securities.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2000 and represented funds received in connection with employee stock option exercises. Net cash used in financing activities was $0.7 million in 1999 and primarily represented repurchases of the Company's common stock.

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

As of June 30, 2000, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The FASB issued SFAS 137 which defers the adoption of SFAS 133 until January 1, 2001, and SFAS 138 which includes additional guidance on specific transactions. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB 101B to defer for six months the effective date of implementation of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or result of operations.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) On June 15, 2000, the Company held its Annual Meeting of the Shareholders.

     (b)  Not required.

     (c) At the Annual Meeting, shareholders voted for the election of directors and the approval to adopt the 2000 Directors Stock Option Plan (the "Plan").

          The shareholders elected all nominated directors in an uncontested election and also approved the Plan by the following votes:

          Directors
          ---------

          Name                        For              Against       Abstentions     Broker Non-Votes
          ----                        ---              -------       -----------     ----------------
          William A. Dambrackas       4,925,460        62,805              --                --

          Charles A. Reid             4,925,460        62,805              --                --

          James J. Felcyn, Jr.        4,925,460        62,805              --                --

          James W. Davidson           4,925,460        62,805              --                --

         Amendment to adopt the 2000 Directors Stock Option Plan
         -------------------------------------------------------

                                      For              Against       Abstentions     Broker Non-Votes
                                      ---              -------       -----------     ----------------
                                      4,453,178        527,455             7,632             --

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

The Company experienced a significant slowdown in demand for its products during the fourth quarter of 1999 and the first two quarters of 2000. The Company believes that this slowdown was primarily a result of delays in large server installations due to Y2K concerns. While these installations are expected to resume during 2000, the Company is uncertain as to when and if the demand for its products will return to historical levels.

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

Certain important components used in the Company's products presently are available from one or a limited number of sources and most of the Company's product lines currently are manufactured for the Company by one contractor per product line. The inability to obtain sufficient quantities of limited source components, as required, or to develop alternative sources of supply for components or alternative sources to manufacture its finished products, could result in delays or reductions in product shipments which could have a material adverse effect on the Company's business.

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

Distribution and OEM Risks

The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and two OEM customers collectively accounted for 38% of the Company's net sales during the first six months of 2000. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other customers could have a material adverse effect on the Company's operating results.

International distributor sales are denominated and transacted in both U.S. dollars and, beginning July 1, 2000, in euros, the currency of the European Currency Union. These sales are subject to risks common to export activities, including governmental regulation, trade barriers and fluctuating currency exchange rates. Fluctuating currency exchange rates can not only affect the competitiveness of the Company's products sold abroad but also subject the Company to exchange rate losses. At present, the Company does not plan to hedge its euro denominated sales. In addition, the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has not experienced any difficulty in conducting export sales, including obtaining necessary export licenses. There can be no assurance, however, that these or other factors affecting international sales will not adversely affect the Company's future operating results.

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

Dependence on Key Personnel

William A. Dambrackas, the Company's Founder, Chairman and Chief Executive Officer, Robert F. Williamson, Jr., the Company's CFO and Vice President, Finance and Administration, Thomas E. Garrett, the Company's Vice President, Sales, Steven T. Geffin, the Company's Vice President, Engineering and Robert S. Sowell, the Company's Vice President, Technical Support, have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could adversely affect the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel at all levels. There can be no assurance that the Company will be successful in this regard.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended June 30, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EQUINOX SYSTEMS INC.


                         /s/ ROBERT F. WILLIAMSON, JR.
                         ------------------------------------------------------
                             ROBERT F. WILLIAMSON, JR., Chief Financial Officer (Principal Financial Officer)


DATE: August 10, 2000