Form 10-Q
period 2000-09-30
EQUINOX SYSTEMS INC
filed 2000-11-14
CIK 772465

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Three Months ended September 30, 2000        Commission file No. 0-21450

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

The number of shares of Common Stock outstanding as of November 8, 2000 was 5,581,154.

                                 Index to Items


                                                                           Page
Part I - Financial Information


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) -
        September 30, 2000 and December 31, 1999                             3

     Condensed Consolidated Statements of Operations
        (Unaudited) - Three and Nine months ended September 30,
        2000 and 1999                                                        4

     Condensed Consolidated Statements of Cash Flows
        (Unaudited) - Nine months ended September 30, 2000 and 1999          5

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            8

Part II - Other Information


Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signature Page                                                              14

                              EQUINOX SYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                September 30,    December 31,
                                                                    2000             1999
                                                                 ------------    ------------
                         ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                    $  7,256          $  8,233

     Marketable securities                                          15,502            15,044

     Accounts receivable                                             3,615             3,667

     Inventories                                                     5,184             6,031

     Deferred income taxes                                           1,419             1,432

     Prepaid expenses and other current assets                         912               584
                                                                  --------          --------
       Total current assets                                         33,888            34,991
                                                                  --------          --------
PROPERTY AND EQUIPMENT, at cost                                      6,261             6,213

     Less - accumulated depreciation and amortization               (3,231)           (2,937)
                                                                  --------          --------

                                                                     3,030             3,276
                                                                  --------          --------

                                                                  $ 36,918          $ 38,267
                                                                  ========          ========
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                             $  1,668          $  1,865

     Accrued expenses                                                1,118             2,148
                                                                  --------          --------

       Total current liabilities                                     2,786             4,013
                                                                  --------          --------
SHAREHOLDERS' EQUITY:

     Common stock                                                       55                54

     Additional paid-in capital                                     12,160            11,852

     Retained earnings                                              21,978            22,414

     Unrealized loss on marketable securities, net of tax              (61)              (66)
                                                                  --------          --------

         Total shareholders' equity                                 34,132            34,254
                                                                  --------          --------

                                                                  $ 36,918          $ 38,267
                                                                  ========          ========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                          --------------------------------     -------------------------------
                                                              2000              1999              2000              1999
                                                            --------          --------          --------          --------
NET SALES                                                   $  5,648          $  9,021          $ 12,661          $ 26,710

COST OF SALES                                                  2,771             4,071             6,510            12,242
                                                            --------          --------          --------          --------

   Gross profit                                                2,877             4,950             6,151            14,468
                                                            --------          --------          --------          --------
OPERATING EXPENSES:

   Research and development                                      863               870             2,695             2,662

   Selling, general and administrative                         1,747             1,884             5,053             5,695
                                                            --------          --------          --------          --------
         Total operating expenses                              2,610             2,754             7,748             8,357
                                                            --------          --------          --------          --------
Income (loss) from operations                                    267             2,196            (1,597)            6,111
                                                            --------          --------          --------          --------
OTHER INCOME, NET

   Interest income                                               256               236               854               634

   Other  expense, net                                           (14)               (6)              (67)              (21)
                                                            --------          --------          --------          --------
         Total other income, net                                 242               230               787               613
                                                            --------          --------          --------          --------

         Income (loss) before income taxes                       509             2,426              (810)            6,724

BENEFIT (PROVISION) FOR INCOME TAXES                              31              (825)              374            (2,286)
                                                            --------          --------          --------          --------

        Net income (loss)                                   $    540             1,601          $   (436)         $  4,438
                                                            ========          ========          ========          ========

EARNINGS (LOSS) PER SHARE:

       Basic                                                $   0.10          $   0.30          $  (0.08)         $   0.83
                                                            ========          ========          ========          ========
       Diluted                                              $   0.10          $   0.28          $  (0.08)         $   0.78
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

                              EQUINOX SYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended September 30,
                                                                                              -------------------------------
                                                                                                  2000              1999
                                                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                               $   (436)         $  4,438
                                                                                                --------          --------
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

   Depreciation and amortization                                                                     422               367
   Provision for doubtful accounts and anticipated sales returns                                     528               837
   Provision for warranty costs                                                                       --               136
   Unrealized loss on foreign currency transactions                                                    6                --
   Realized loss on marketable securities                                                             71                --
   Recognition of deferred service contract revenue                                                 (124)             (291)
   Changes in operating assets and liabilities:
       Accounts receivable                                                                          (482)           (1,742)
       Inventories                                                                                   847              (249)
       Prepaid expenses and other current assets                                                    (328)             (162)
       Accounts payable                                                                             (197)             (354)
       Accrued expenses                                                                             (850)              849
                                                                                                --------          --------
Total adjustments                                                                                   (107)             (609)
                                                                                                --------          --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                 (543)            3,829
                                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities, net                                                         (533)           (8,628)
    Purchases of property and equipment                                                             (154)             (309)
                                                                                                --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                               (687)           (8,937)
                                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Stock options exercised                                                                           253               573
   Repurchases of common stock                                                                        --              (840)
                                                                                                --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                  253              (267)
                                                                                                --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (977)           (5,375)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     8,233            12,382
                                                                                                --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  7,256          $  7,007
                                                                                                ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

       Income taxes paid                                                                        $    255          $  1,644
                                                                                                ========          ========

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During 2000 and 1999, the Company realized income tax benefits of $56 and $239, respectively, in connection with the exercise of stock options by certain current and former employees and directors. Such amounts represent deductible compensation expense not required to be recognized for financial statement purposes.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EQUINOX SYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The accounting policies followed for quarterly financial reporting purposes are the same as those disclosed in the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K.

(2) Fiscal Period

The fiscal periods of the Company end on the first Saturday following the last calendar day of each month. All references to September 30, 2000 and September 30, 1999 represent the 13 and 39-week fiscal periods ended September 30, 2000 and October 2, 1999, respectively.

(3) Earnings (loss) Per Share For the Three and Nine Months Ended September 30, 2000 and 1999

Basic earnings (loss) per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. On a diluted basis, shares outstanding are adjusted to assume the exercise of options under the treasury stock method, unless the effect is antidilutive, which it is then excluded. Shares used in the computations are as follows (in thousands):

                                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                                            2000            1999             2000            1999
                                                           -----           -----            -----           -----
     Weighted average shares used in basic
        computation                                        5,458           5,368            5,445           5,364

     Common stock equivalents - options                       43             425               --             315
                                                           -----           -----            -----           -----
     Weighted average shares used in diluted
        computation                                        5,501           5,793            5,445           5,679
                                                           =====           =====            =====           =====

Options not included in the computation above, because the exercise of which would be antidilutive, for the three months ended September 30, 2000 were 1,125,757. As the Company recorded a net loss for the nine months ended September 30, 2000, all options (1,473,528) are antidilutive and have been excluded from the computation of diluted shares. Options not included in the computation above, because the exercise of which would be antidilutive, for the three and nine months ended September 30, 1999, were 18,750 and 23,750, respectively.

(4) Comprehensive Income (Loss)

Comprehensive income is the total of net income and all other changes in net assets arising from non-owner sources. The Company's comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999, is as follows (in thousands):

                                                                          2000                                   1999
                                                         ------------------------------------   ------------------------------------
                                                         Before-Tax      Income     After-Tax   Before-Tax      Income     After-Tax
                                                           Amount         Tax        Amount       Amount         Tax        Amount
                                                           -------      -------      -------      -------      -------      -------
Net income (loss) for the three months                     $   509      $    31      $   540      $ 2,426      $  (825)     $ 1,601
     ended September 30
Unrealized holding losses on                                    56          (12)          44          (37)          12          (25)
     marketable securities arising during
     the period
                                                           -------      -------      -------      -------      -------      -------
Comprehensive income (loss) for the                        $   565      $    19      $   584      $ 2,389      $  (813)     $ 1,576
     Three months ended September 30
                                                           =======      =======      =======      =======      =======      =======

                                                                          2000                                   1999
                                                         ------------------------------------   ------------------------------------
                                                         Before-Tax      Income     After-Tax   Before-Tax      Income     After-Tax
                                                           Amount         Tax        Amount       Amount         Tax        Amount
                                                           -------      -------      -------      -------      -------      -------
Net income (loss) for the nine months                      $  (810)     $   374      $  (436)     $ 6,724      $(2,286)     $ 4,438
     ended September 30
Unrealized holding losses on                                   (18)          13           (5)        (284)          96         (188)
     marketable securities arising during
     the period
                                                           -------      -------      -------      -------      -------      -------
Comprehensive income (loss) for the                        $  (828)     $   387      $  (441)     $ 6,440      $(2,190)     $ 4,250
     nine months ended September 30
                                                           =======      =======      =======      =======      =======      =======

(5) Inventories

Inventories consist of the following as of September 30, 2000 and December 31, 1999 (in thousands):

                                                     2000             1999
                                                    ------           ------
     Raw materials                                  $1,729           $1,409
     Work-in-process                                   312              240
     Finished goods                                  3,143            4,382
                                                    ------           ------
                                                    $5,184           $6,031
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

Net sales decreased 37% to $5.6 million for the three months ended September 30, 2000 compared to $9.0 million for the third quarter of 1999. For the nine months ended September 30, 2000, net sales decreased by 53% to $12.7 million compared to $26.7 million for the same period last year. The Company believes this significant decrease in sales was caused primarily by the residual effect of the Y2K lockdown that began in the fourth quarter of 1999 (the Company also experienced a significant decline in fourth quarter 1999 and first and second quarter 2000 sales). End-users, concerned with the potential threat of the Year 2000 software bug, rushed projects to completion during 1999 and halted the installation of new systems and limited equipment installations until after January 1, 2000. Although many projects delayed by Y2K concerns may have been restarted, the Company believes that it's sales have not returned to historical levels because distribution and OEM customers have been drawing down existing inventories to fill the slowly increasing demand of end-users. In addition, the industry-wide component shortage delayed 10% of our scheduled third quarter shipments into October 2000. The Company is taking special steps to assure that this problem will not affect deliveries in the fourth quarter.

o Distribution sales decreased 40% to $3.5 million from $5.9 million for the third quarter of 1999 and by 50% to $8.4 million from $16.8 million year to date 1999. The Company recognizes revenues when the product is shipped to the distributor less reserves for returns and stock rotations. The Company believes domestic distributor inventories fell about $0.2 million in the three months ended September 30, 2000 and by $1.8 million year to date.

o OEM sales decreased 37% to $1.7 million from $2.7 million for the third quarter of 1999, and by 61% to $3.5 million from $8.9 million year to date 1999. The Company recognizes revenues when the product is shipped to the OEM. OEM accounts generally do not have a right to rotate stock and do not report inventory levels or sell-through to the Company. Therefore, as noted above, sales to OEM customers are difficult to predict.

o Direct sales were approximately the same for both the third quarter of 2000 and 1999, but decreased by 19% to $0.8 million from $1.0 million year to date 1999.

The chart below summarizes the above information and, additionally, shows the percentage of sales by channel.

($000)                                         Third Quarter         Third Quarter           Year to Date           Year to Date
                                                   2000                   1999                   2000                   1999
                                            ------------------     ------------------     ------------------     ------------------
Distribution                                $ 3,529         62%    $ 5,906         66%    $ 8,383         66%    $16,796         63%
OEM                                           1,721         31%      2,729         30%      3,467         27%      8,911         33%
Direct                                          398          7%        386          4%        811          7%      1,003          4%
                                            -------    -------     -------    -------     -------    -------     -------    -------
Total Sales                                 $ 5,648        100%    $ 9,021        100%    $12,661        100%    $26,710        100%
                                            =======    =======     =======    =======     =======    =======     =======    =======

The Company's products are installed directly into the server ("bus attached") or are attached to a network ("Network attached"). The chart below summarizes sales information by how the Company's products are deployed and their percentage of total sales. Because of the Y2K problem discussed above, the Company does not believe this limited data can be used to draw the conclusion that either bus attached products are becoming less important or Network attached products are gaining market share.

($000)                                         Third Quarter         Third Quarter           Year to Date           Year to Date
                                                   2000                   1999                   2000                   1999
                                            ------------------     ------------------     ------------------     ------------------
Bus attached                                $ 4,720         84%    $ 7,359         82%    $ 9,951         79%    $22,306         84%
Network attached and other                      928         16%      1,662         18%      2,710         21%      4,404         16%
                                            -------    -------     -------    -------     -------    -------     -------    -------
Total Sales                                 $ 5,648        100%    $ 9,021        100%    $12,661        100%    $26,710        100%
                                            =======    =======     =======    =======     =======    =======     =======    =======

Gross margin

Gross margin for the three and nine month periods ended September 30, 2000 was 51% and 49%, respectively, compared to 55% and 54% for the comparable periods of 1999. The Company's gross margin is dependent on product costs, product mix, channel mix, and overhead expense, all of which fluctuate from period to period. For example, an increase in future sales to OEM customers may result in a lower gross margin because OEM sales are typically priced lower than distribution sales.

Research and development expenses

Research and development expenses for the three and nine month periods ended September 30, 2000 were approximately $0.9 million and $2.7 million, respectively, and were approximately the same for the comparable periods in 1999. As a percentage of net sales, research and development expenses were 15% and 21% for the three and nine month periods ended September 30, 2000, respectively, compared to 10% for the same periods of 1999. This increase in research and development expenses as a percentage of net sales was due to the significant decrease in net sales in 2000.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $1.7 million and $5.1 million for the three and nine month periods ended September 30, 2000, respectively. This is 7% less than the $1.9 million recorded for the third quarter of 1999 and 11% less than the $5.7 million recorded for the comparable nine month period. The decrease was primarily due to lower compensation expenses. As a percentage of net sales, selling general and administrative expenses were 31% and 40% for the three and nine months ended September 30, 2000 compared to 21% for the comparable periods of 1999. This increase was due to the significant decrease in sales in 2000.

Other income, net

Other income, net, which includes interest income, was $0.2 million and $0.8 million for the three and nine months ended September 30, 2000, respectively, compared to $0.2 million and $0.6 million for the comparable periods in 1999. The increase for 2000 year to date was primarily due to higher invested cash balances. As a percentage of net sales, other income, net, was 4% and 6% for the three and nine months ended September 30, 2000, respectively, compared to 3% and 2% for the comparable periods in 1999.

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

Benefit (provision) for income taxes

The benefit for income taxes for the third quarter of 2000 of $31,000 resulted from a "true-up" of the effective tax rate for the year from 26% to 46% based on estimated tax rates for the current year, compared to a provision of approximately $0.8 million or an effective rate of 34% for the same period last year. For the nine months ended September 30, 2000, income taxes were a benefit of approximately $0.4 million, a 46% effective rate, compared to a provision of $2.3 million, a 34% effective rate, for the same period in 1999. The reason the benefit is higher than the statutory rate of 34% is that a portion of the Company's interest income is tax free for federal income tax purposes.

Net income (loss)

As a result of the factors discussed above, the Company recorded net income of $0.5 million and a net loss of $0.4 million for the three and nine months ended September 30, 2000, respectively, compared to net income of $1.6 million and $4.4 million for the comparable periods of 1999. Diluted net income (loss) per share was $0.10 and $(0.08) for the three and nine months ended September 30, 2000 compared to diluted net income per share of $0.28 and $0.78 for the comparable periods of 1999.

Liquidity and Capital Resources

The Company's working capital was $31.1 million at September 30, 2000, compared with $31.0 million at December 31, 1999. Cash and cash equivalents and marketable securities were $22.8 million at September 30, 2000, compared with $23.3 million at December 31, 1999.

Net cash used in operating activities was $0.5 million for the nine months ended September 30, 2000, compared to cash provided by operating activities of $3.8 million for the nine months ended September 30, 1999. The decrease was primarily due to the net loss and decreases in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2000 was $0.7 million compared to $8.9 million for the nine months ended September 30, 1999. Net cash used in investing activities in both periods was due primarily to purchases of marketable securities and property and equipment.

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2000 and represented funds received in connection with employee stock option exercises. Net cash used in financing activities was $0.3 million for the comparable period in 1999 and primarily represented repurchases of the Company's common stock offset by funds received in connection with employee stock option exercises.

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

As of September 30, 2000, the Company had no material commitments for capital expenditures. Management believes that cash and cash equivalents and marketable securities on hand together will be adequate to meet the Company's working capital and capital expenditure needs for at least the next 12 months.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 cannot be applied retroactively. The FASB issued SFAS 137 which defers the adoption of SFAS 133 until January 1, 2001, and SFAS 138 which includes additional guidance on specific transactions. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 5. Other Information

Merger Agreement with Avocent

On November 3, 2000, the Company signed a definitive merger agreement under which the Company will be acquired by Avocent Corp., the leading worldwide supplier of equipment that helps data center operators manage their ever-expanding server farms. Pursuant to the merger agreement, a wholly owned subsidiary of Avocent will be merged into the Company and each share of Equinox common stock issued and outstanding at the effective time of the merger will be converted into the right to receive $9.75 per share in cash, without interest. The merger has been unanimously approved by the Company's Board of Directors. Consummation of the merger is subject to various conditions, including approval of the holders of a majority of the outstanding shares of the Company's common stock and expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger agreement will be submitted for approval at a special meeting of the Company's shareholders, which is expected to be held in December 2000 or January 2001.

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

The Company experienced a significant slowdown in demand for its products during the fourth quarter of 1999 and the first three quarters of 2000. The Company believes that this slowdown was primarily a result of delays in large server installations due to Y2K concerns. While these installations are expected to resume, the Company is uncertain as to when and if the demand for its products will return to historical levels.

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

Distribution and OEM Risks

The Company is dependent upon the continued viability and financial stability of its distributors and OEM customers. (Two distributors and two OEM customers collectively accounted for 44% of the Company's net sales during the first nine months of 2000. In all of these cases, the customers resold substantially all of the Company's products to numerous unrelated third parties.) The loss or ineffectiveness of these customers or other customers could have a material adverse effect on the Company's operating results.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) During the three months ended September 30, 2000, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EQUINOX SYSTEMS INC.


                                /s/ ROBERT F. WILLIAMSON, JR.
                                ----------------------------------------------
                                    ROBERT F. WILLIAMSON, JR., Chief Financial
                                    Officer
                                    (Principal Financial Officer)


DATE: November 8, 2000